Form 10-Q
period 1996-09-30
ANCHOR GAMING
filed 1996-10-30
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
  [ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

  [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   --------------
                        Commission file number 000-23124

                                  ANCHOR GAMING
             (Exact name of registrant as specified in its charter)

           NEVADA                                           88-0304253
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)
                             815 PILOT ROAD, SUITE G
                                LAS VEGAS, NEVADA
                                      89119
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (702) 896-7568
              (Registrant's telephone number, including area code)


   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No
    -------      -------

Shares outstanding of each of the registrant's classes of common stock as of October 29, 1996:

        Class                           Outstanding as of October 29, 1996
        -----                           ----------------------------------
Common stock, $.01 par value                         13,352,557

ANCHOR GAMING

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 1996

INDEX


                                                                      Page No.
                                                                      --------

Part I.   Financial Information

  Item 1. Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets at
          September 30, 1996 and June 30, 1996                             3

          Consolidated Condensed Statements of
          Income for the three months ended
          September 30, 1996 and 1995                                      4

          Consolidated Condensed Statements of Cash
          Flows for the three months ended September 30, 1996
          and 1995                                                         5

          Notes to Consolidated Condensed Financial Statements             6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

Part II.  Other Information                                               10

Signatures                                                                11

PART I.   FINANCIAL INFORMATION
   ITEM I.     FINANCIAL STATEMENTS

     ANCHOR GAMING
     CONSOLIDATED CONDENSED                                   SEPTEMBER 30,        JUNE 30,
     BALANCE SHEETS                                              1996                1996
     ------------------------------------------------------------------------------------------
                                           ASSETS
     Current assets:
       Cash and cash equivalents                              $  80,592,956       $  78,112,530
       Accounts receivable, net                                   4,714,354           4,720,689
       Current portion of notes receivable, net                     656,802             881,173
       Inventory                                                  3,540,634           3,197,955
       Prepaid expenses                                           1,547,929           1,739,263
       Other current assets                                         305,516             300,761
                                                             --------------      --------------
         Total current assets                                    91,358,191          88,952,371
     Property and equipment, net                                 68,705,184          57,776,237
     Long-term notes receivable, net                                580,021             311,856
     Intangible assets, net                                       2,069,518           2,054,710
     Deposits and other                                          14,084,979          13,216,623
                                                             --------------      --------------
         Total assets                                         $ 176,797,893       $ 162,311,797
                                                             --------------      --------------
                                                             --------------      --------------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Current portion, long-term notes payable               $     100,000       $     100,000
       Accounts payable                                           4,797,951           4,574,213
       Accrued salaries, wages and vacation pay                   3,197,483           2,488,014
       Income tax payable                                         3,338,653             281,886
       Other current liabilities                                  3,906,601           3,530,130
                                                             --------------      --------------
         Total current liabilities                               15,340,688          10,974,243
     Long-term notes payable, principal stockholder               2,800,000           2,800,000
     Long-term notes payable, net of current portion                825,000             850,000
     Other long-term liabilities                                    671,393             707,318
     Minority interest in consolidated subsidiary                   776,651             672,955
                                                             --------------      --------------
         Total liabilities and minority interest in
           consolidated subsidiary                               20,413,732          16,004,516
                                                             --------------      --------------
     Stockholders' equity:
       Common stock, $.01 par value, 25,000,000 shares
         authorized; 13,539,700 issued and 13,348,932
         outstanding at September 30, 1996, 13,474,150
         issued and 13,283,382 outstanding at
         June 30, 1996.                                             135,397             134,742
       Additional paid-in capital                               106,282,709         104,448,080
       Treasury stock at cost, 163,789 shares                   (3,095,830)         (3,095,830)
       Retained earnings                                         53,061,885          44,820,289
                                                             --------------      --------------
         Total stockholders' equity                             156,384,161         146,307,281
                                                             --------------      --------------
         Total liabilities and stockholders' equity           $ 176,797,893       $  62,311,797
                                                             --------------      --------------
                                                             --------------      --------------


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

ANCHOR GAMING
CONSOLIDATED CONDENSED                          THREE MONTHS ENDED SEPTEMBER 30,
STATEMENTS OF INCOME                            -------------------------------
                                                    1996             1995
--------------------------------------------------------------------------------

Revenues:
  Casino operations                               $ 17,586,357     $ 16,301,511
  Route operations                                   8,016,151        6,466,356
  Proprietary games                                  9,212,611        4,696,431
  Food and beverage                                    360,713          358,323
                                                 --------------   --------------
       Total revenues                               35,175,832       27,822,621
                                                 --------------   --------------
Costs and expenses:
  Casino operations                                  6,939,265        6,691,629
  Route operations                                   4,780,086        4,019,458
  Proprietary games                                  3,074,148        3,015,171
  Food and beverage                                    396,399          339,439
  Selling, general and administrative                6,287,428        5,177,366
  Depreciation and amortization                      1,481,016          870,026
                                                 --------------   --------------
       Total costs and expenses                     22,958,342       20,113,089
                                                 --------------   --------------
Income from operations                              12,217,490        7,709,532
                                                 --------------   --------------
Other income (expense):
  Interest income                                    1,011,373          400,120
  Interest expense                                     (97,107)        (111,685)
  Other income                                          84,932           64,327
  Minority interest in earnings of consolidated
   subsidiary                                         (103,696)         (60,938)

                                                 --------------   --------------
       Total other income (expense)                    895,502          291,824
                                                 --------------   --------------
Income before provision for income taxes            13,112,992        8,001,356
Income tax provision                                (4,871,396)      (2,971,543)
                                                 --------------   --------------
Net income                                        $  8,241,596     $  5,029,813
                                                 --------------   --------------
                                                 --------------   --------------
Weighted average common and common equivalent
  shares outstanding                                13,737,290       11,790,702
                                                 --------------   --------------
                                                 --------------   --------------
Earnings per common and common equivalent share   $       0.60      $      0.43
                                                 --------------   --------------
                                                 --------------   --------------



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements


ANCHOR GAMING
CONSOLIDATED CONDENSED                                         THREE MONTHS ENDED SEPTEMBER 30,
STATEMENTS OF CASH FLOWS                                      ----------------------------------
                                                                 1996                 1995
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                     $  14,290,510       $   8,750,474
                                                              --------------      --------------
Cash flows from investing activities:
  Acquisition and construction of property and equipment        (12,409,962)         (2,338,059)
  Expenditures for intangible assets                               (109,786)                -
  Issuance of notes receivable                                     (107,000)            (35,000)
  Principal reductions on notes receivable                           63,206             230,131
                                                              --------------      --------------
     Net cash used in investing activities                      (12,563,542)         (2,142,928)
                                                              --------------      --------------
Cash flows from financing activities:
  Net proceeds from sale of stock                                   778,458           1,644,450
  Principal payments on loans                                       (25,000)
  Principal payments on loans from related parties                      -            (2,390,937)
                                                              --------------      --------------
     Net cash provided by (used in) financing activities            753,458            (746,487)
                                                              --------------      --------------
Net increase in cash and cash equivalents                         2,480,426           5,861,059
Cash and cash equivalents, beginning of period                   78,112,530          26,132,411
                                                              --------------      --------------
Cash and cash equivalents, end of period                      $  80,592,956       $  31,993,470
                                                              --------------      --------------
                                                              --------------      --------------


Supplemental disclosure of cash flow information:
  Cash paid during the period for:

    Income taxes                                              $     757,800       $     900,000
                                                              --------------      --------------
                                                              --------------      --------------
    Interest                                                  $      89,661       $     115,544
                                                              --------------      --------------
                                                              --------------      --------------














              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                  ANCHOR GAMING
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated condensed financial statements include the accounts of Anchor Gaming and its subsidiaries ("the Company"), Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande") and D D Stud, Inc. ("DD Stud"), which conduct gaming operations in Nevada, and in Black Hawk and Cripple Creek, Colorado (collectively the "Subsidiaries").
All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month periods ended September 30, 1996 and 1995, its cash flows for the three-month period ended September 30, 1996 and 1995 and its financial position at September 30, 1996. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1996. The operating results and cash flows for the three months ended September 30, 1996 are not necessarily indicative of the results that will be achieved in future periods.

     INVENTORY

     Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $1,441,306 and $1,092,671 at September 30, 1996 and June 30, 1996, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

2.   COMMITMENTS AND CONTINGENCIES

     At September 30, 1996 the Company had entered into various purchase agreements to purchase gaming equipment for approximately $9,500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. These risks and uncertainties include, among others, those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

OVERVIEW

     The following table sets forth the percentage of Anchor's total revenues attributable to casino operations, gaming machine route operations, proprietary games operations and food and beverage operations during the three months ended September 30, 1996 and 1995. The Company's newest proprietary game, Wheel of Gold-TM- began generating revenue during the third quarter of fiscal 1996. The Company's food and beverage revenues are derived primarily from its casino operations and, to a lesser extent, from its route operations.

                                                     Three months ended
                                                     ------------------
                                                        September 30,
                                                        -------------

                    Sources of Revenues:              1996      1995
                                                      ----      ----

                    Casino operations                  50.0%     58.6%

                    Gaming machine route operations    22.8      23.2

                    Proprietary games operations       26.2      16.9

                    Food and beverage operations        1.0       1.3
                                                      ------    ------
                         Total operations             100.0%    100.0%
                                                      ------    ------
                                                      ------    ------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

     REVENUES. Total revenues were $35.2 million for the first quarter of fiscal 1997, which ended September 30, 1996, an increase of $7.4 million or 26.4% from $27.8 million for the first quarter of fiscal 1996.

     Revenues from casino operations were $17.6 million for the first quarter of fiscal 1997, an increase of $1.3 million or 7.9% from $16.3 million for the first quarter of fiscal 1996. The increase is primarily due to increased revenue at both of the Company's Colorado casinos.

     Revenues from route operations were $8.0 million for the first quarter of fiscal 1997, an increase of $1.5 million or 24.0% from $6.5 million for the first quarter of fiscal 1996. Machines on route increased to 768 at September 30, 1996, from 647 at September 30, 1995, while average machines on route during the first quarter of fiscal 1997 were 89 machines greater than the first quarter of fiscal 1996.

     Revenues from proprietary games operations were $9.2 million for the first quarter of fiscal 1997, an increase of $4.5 million or 96.2% from $4.7 million for the first quarter of fiscal 1996. This increase is primarily due to revenues generated from the Company's newest proprietary game, Wheel of Gold-TM-introduced December 29, 1995.

     Revenues from food and beverage operations were $361,000 for the first quarter of fiscal 1997, substantially the same as the $358,000 for the first quarter of fiscal 1996.

     COSTS AND EXPENSES. Total costs and expenses were $23.0 million for the first quarter of fiscal 1997, an increase of $2.9 million or 14.1% from $20.1 million for the first quarter of fiscal 1996.

     Costs and expenses of casino operations were $6.9 million for the first quarter of fiscal 1997, an increase of $248,000 or 3.7% from $6.7 million for the first quarter of fiscal 1996. Casino costs and expenses as a percentage of casino revenue decreased to 39.5% during the first quarter of fiscal 1997 from 41.0% during the first quarter of fiscal 1996.

     Costs and expenses of route operations were $4.8 million for the first quarter of fiscal 1997, an increase of $761,000 or 18.9% from $4.0 million for the first quarter of fiscal 1996. Costs and expenses of route operations as a percentage of route revenue decreased to 59.6% during the first quarter of fiscal 1997 from 62.2% during the first quarter of fiscal 1996. The increase in route costs and expenses was primarily due to increased location costs, related to increased machines on route.

     Costs and expenses of proprietary games operations were $3.1 million for the first quarter of fiscal 1997, an increase of $59,000 or 2.0% from $3.0 million for the first quarter of fiscal 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 33.4% during the first quarter of fiscal 1997 from 64.2% during the first quarter of fiscal 1996. The decrease in proprietary games costs as a percentage of revenue is a result of the Company's newest proprietary game Wheel of Gold-TM- which incurs less costs and expenses as a percentage of revenue than the Company's other proprietary games.

     Costs and expenses of food and beverage were $396,000 for the first quarter of fiscal 1997, an increase of $57,000 or 16.8% from $339,000 for the first quarter of fiscal 1996. Food and beverage costs and expenses as a percentage of food and beverage revenue increased to 109.9% during the first quarter of fiscal 1997 from 94.7% during fiscal 1996.

     Selling, general and administrative ("SG&A") expenses were $6.3 million for the first quarter of fiscal 1997, an increase of $1.1 million or 21.4% from $5.2 million for the first quarter of fiscal 1996. SG&A expenses as a percentage of total revenue decreased to 17.9% during the first quarter of fiscal 1997 from 18.6% during the first quarter of fiscal 1996. The increase in SG&A expenses is primarily due to increased payroll, advertising, and research and development costs.

     Depreciation and amortization expense was $1.5 million for the first quarter of fiscal 1997, an increase of $611,000 or 70.2% from $870,000 for the first quarter of fiscal 1996. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $12.2 million for the first quarter of fiscal 1997, an increase of $4.5 million or 58.5% from $7.7 million for the first quarter of fiscal 1996. As a percentage of total revenues, income from operations increased to 34.7% during the first quarter of fiscal 1997 from 27.7% during the first quarter of fiscal 1996.


     INTEREST INCOME. Interest income was $1.0 million for the first quarter of fiscal 1997, an increase of $611,000 or 152.8% from $400,000 for the first quarter of fiscal 1996. This increase is due to increased short-term investments resulting from an increase in working capital generated from operations as well as cash invested from the April 1996 Secondary Offering.

     INTEREST EXPENSE. Interest expense was $97,000 for the first quarter of fiscal 1997, a decrease of $15,000 or 13.1% from $112,000 for the first quarter of fiscal 1996.

     NET INCOME. As a result of the factors discussed above, net income was $8.2 million for the first quarter of fiscal 1997, an increase of $3.2 million or 63.9% from $5.0 million for the first quarter of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor's principal sources of liquidity have been cash flow from operations, the net proceeds from the Secondary Offering in April 1996, and the IPO in February 1994. Net proceeds to the Company from the Secondary Offering were $53.9 million, and net proceeds from the IPO were $34.1 million. Net cash provided by operating activities was $14.3 million during the first quarter of fiscal 1997 and $8.8 million during the first quarter of fiscal 1996. At September 30, 1996, the Company had cash and cash equivalents of $80.6 million, working capital of $76.0 million, and $20.0 million available under a $20.0 million revolving bank line of credit (the "Bank Revolver"), including $5.0 million of letter of credit capabilities available within the Bank Revolver.

          During the first quarter of fiscal 1997, the Company spent $12.4 million on capital expenditures, primarily related to the purchase of gaming devices for use in its proprietary games operations of approximately $10.0 million. In addition, the Company spent $1.3 million during the first quarter of fiscal 1997 related to the planned development of a second casino in Black Hawk, Colorado. Through September 30, 1996, the Company has spent $13.4 million related to this planned development.

     The Company entered into the $20 million Bank Revolver in fiscal 1994, which expires November 30, 1996. Management believes that the Company will be able to extend or renew this Bank Revolver on terms no less favorable than those of the current facility, although there can be no assurance that this will be done. The Bank Revolver is subject to a 3/8% unused commitment fee and bears interest at the prime rate of interest plus 1/4%, or LIBOR plus 2 1/4 %, at the Company's option. The Company has pledged substantially all of its assets as collateral under the terms of the Bank Revolver and has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility. During fiscal 1996 the Company did not use the Bank Revolver.

     The Company believes its principal liquidity requirements will be the funding of its planned second casino in Black Hawk, Colorado, estimated to be completed during calendar 1998, and the purchase of additional proprietary gaming machines, primarily Wheel of Gold. The Company believes that cash on hand, cash flow from operations, and available credit under the Bank Revolver will be sufficient to fund its currently planned capital projects and operations.

     The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming oriented business and depending on the amount of funding required, the Company may be required to obtain additional financing.

PART II.  OTHER INFORMATION

                 Not Applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                   ANCHOR GAMING
                                   (Registrant)


                                   /s/ Stanley E. Fulton
                                   ----------------------------------
                                   Stanley E. Fulton
                                   Chairman and
                                      Chief Executive Officer



Date  October 30, 1996             /s/ Salvatore T. DiMascio
     ------------------------      ----------------------------------
                                   Salvatore T. DiMascio
                                   Executive Vice President and
                                     Chief Financial Officer