Form 10-Q
period 1996-12-31
ANCHOR GAMING
filed 1997-02-05
CIK 914923

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(MARK ONE)
  [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

                                          OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _______________ to ____________
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
Yes    X      No
     ----        ----

Shares outstanding of each of the registrant's classes of common stock as of February 4, 1997:

    Class                            Outstanding as of February 4, 1997
    -----                            ----------------------------------
Common stock, $.01 par value                        13,354,557

                                    ANCHOR GAMING

                                      FORM 10-Q
                           QUARTER ENDED DECEMBER 31, 1996

                                        INDEX

                                                                     Page No.
                                                                     --------
Part I.       Financial Information

   Item 1.    Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets at
              December 31, 1996 and June 30, 1996                           3

              Consolidated Condensed Statements of
              Income for the three months ended
              December 31, 1996 and 1995                                    4

              Consolidated Condensed Statements of
              Income for the six months ended
              December 31, 1996 and 1995                                    5

              Consolidated Condensed Statements of Cash
              Flows for the six months ended December 31, 1996
              and 1995                                                      6

              Notes to Consolidated Condensed Financial Statements          7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

Part II.      Other Information                                            13

Signatures

PART I.  FINANCIAL INFORMATION
    ITEM I.   FINANCIAL STATEMENTS




ANCHOR GAMING
CONSOLIDATED CONDENSED                            DECEMBER 31,          JUNE 30,
BALANCE SHEETS                                        1996                1996
-------------------------------------------------------------------------------------

                                ASSETS
Current assets:
  Cash and cash equivalents                        $  70,932,912       $  78,112,530
  Accounts receivable, net                             6,255,586           4,720,689
  Current portion of notes receivable, net               513,937             881,173
  Inventory                                            3,137,380           3,197,955
  Prepaid expenses                                     1,388,212           1,739,263
  Other current assets                                   321,587             300,761
                                                   -------------       -------------
     Total current assets                             82,549,614          88,952,371
Property and equipment, net                           82,880,285          57,776,237
Long-term notes receivable, net                        1,475,793             311,856
Intangible assets, net                                 2,201,745           2,054,710
Deposits and other                                    13,157,949          13,216,623
                                                   -------------       -------------
     Total assets                                  $ 182,265,386       $ 162,311,797
                                                   -------------       -------------
                                                   -------------       -------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion, long-term notes payable         $       -           $     100,000
  Accounts payable                                     5,685,360           4,574,213
  Accrued salaries, wages and vacation pay             1,696,393           2,488,014
  Income tax payable                                     643,669             281,886
  Other current liabilities                            5,321,235           3,530,130
                                                   -------------       -------------
     Total current liabilities                        13,346,657          10,974,243
Long-term notes payable, principal stockholder         2,800,000           2,800,000
Long-term notes payable, net of current portion                -             850,000
Other long-term liabilities                              635,468             707,318
Minority interest in consolidated subsidiary             837,482             672,955
                                                   -------------       -------------
     Total liabilities and minority interest in
       consolidated subsidiary                        17,619,607          16,004,516
                                                   -------------       -------------
Stockholders' equity:
  Common stock, $.01 par value, 50,000,000
     shares authorized; 13,543,825 issued and
     13,353,057 outstanding at December 31, 1996,
     13,474,150 issued and 13,283,382
     outstanding at June 30, 1996.                       135,438             134,742
  Additional paid-in capital                         106,334,668         104,448,080
  Treasury stock at cost, 190,768 shares              (3,095,830)         (3,095,830)
  Retained earnings                                   61,271,503          44,820,289
                                                   -------------       -------------
     Total stockholders' equity                      164,645,779         146,307,281
                                                   -------------       -------------
     Total liabilities and stockholders' equity    $ 182,265,386       $ 162,311,797
                                                   -------------       -------------
                                                   -------------       -------------




                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.

ANCHOR GAMING                                   THREE MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                           -------------------------------
STATEMENTS OF INCOME                               1996            1995
--------------------------------------------------------------------------------

Revenues:
  Casino operations                             $  16,198,259    $  15,726,792
  Route operations                                  8,584,340        6,773,928
  Proprietary games                                10,593,046        4,449,186
  Food and beverage                                   279,272          284,948
                                                 ------------    -------------
        Total revenues                             35,654,917       27,234,854
                                                 ------------    -------------

Costs and expenses:
  Casino operations                                 7,138,267        6,368,561
  Route operations                                  5,058,785        4,213,218
  Proprietary games                                 2,773,828        2,849,269
  Food and beverage                                   343,817          305,068
  Selling, general and administrative               6,133,475        5,456,228
  Depreciation and amortization                     2,108,444          952,825
                                                 ------------    -------------
        Total costs and expenses                   23,556,616       20,145,169
                                                 ------------    -------------

Income from operations                             12,098,301        7,089,685
                                                 ------------    -------------

Other income (expense):
  Interest income                                     965,329          459,214
  Interest expense                                    (79,832)        (107,482)
  Other income                                        112,839           46,343
  Minority interest in earnings of consolidated
     subsidiary                                       (60,831)         (32,903)
                                                 ------------    -------------
        Total other income                            937,505          365,172
                                                 ------------    -------------

Income before provision for income taxes           13,035,806        7,454,857
Income tax provision                                4,826,190        2,768,181
                                                 ------------    -------------
Net income                                       $  8,209,616    $   4,686,676
                                                 ------------    -------------
                                                 ------------    -------------

Weighted average common and common equivalent
  shares outstanding                               13,720,293       11,746,576
                                                 ------------    -------------
                                                 ------------    -------------

Earnings per common and common equivalent share  $       0.60    $        0.40
                                                 ------------    -------------
                                                 ------------    -------------

                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.

ANCHOR GAMING                                      SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                           -------------------------------
STATEMENTS OF INCOME                                   1996             1995
--------------------------------------------------------------------------------

Revenues:
  Casino operations                              $ 33,784,616    $  32,028,304
  Route operations                                 16,600,491       13,240,284
  Proprietary games                                19,805,657        9,145,616
  Food and beverage                                   639,985          643,271
                                                 ------------    -------------
        Total revenues                             70,830,749       55,057,475
                                                 ------------    -------------

Costs and expenses:
  Casino operations                                14,077,532       13,060,191
  Route operations                                  9,838,871        8,232,676
  Proprietary games                                 5,847,976        5,864,440
  Food and beverage                                   740,216          644,506
  Selling, general and administrative              12,420,903       10,633,594
  Depreciation and amortization                     3,589,460        1,822,852
                                                 ------------    -------------
        Total costs and expenses                   46,514,958       40,258,259
                                                 ------------    -------------

Income from operations                             24,315,791       14,799,216
                                                 ------------    -------------

Other income (expense):
  Interest income                                   1,976,702          859,334
  Interest expense                                   (176,939)        (219,167)
  Other income                                        197,771          110,671
  Minority interest in earnings of consolidated
     subsidiary                                      (164,527)         (93,841)
                                                 ------------    -------------
        Total other income                          1,833,007          656,997
                                                 ------------    -------------

Income before provision for income taxes           26,148,798       15,456,213
Income tax provision                                9,697,586        5,739,724
                                                 ------------    -------------
Net income                                       $ 16,451,212    $   9,716,489
                                                 ------------    -------------
                                                 ------------    -------------

Weighted average common and common equivalent
  shares outstanding                               13,734,373       11,762,521
                                                 ------------    -------------
                                                 ------------    -------------

Earnings per common and common equivalent share  $       1.20    $        0.83
                                                 ------------    -------------
                                                 ------------    -------------

                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.

ANCHOR GAMING                                      SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                           -------------------------------
STATEMENTS OF CASH FLOWS                             1996             1995
--------------------------------------------------------------------------------

Net cash provided by operating activities       $  22,754,087    $  11,614,540
                                                -------------    -------------
Cash flows from investing activities:
  Acquisition and construction of property
    and equipment                                 (28,693,508)      (5,328,589)
  Expenditures for intangible assets                 (323,955)         (65,000)
  Issuance of notes receivable                     (1,242,595)         (45,000)
  Principal reductions on notes receivable            445,895          474,136
                                                -------------    -------------
     Net cash used in investing activities        (29,814,163)      (4,964,453)
                                                -------------    -------------

Cash flows from financing activities:
  Net proceeds from sale of stock                     830,458        1,826,699
  Principal payments on loans                        (950,000)               -
  Principal payments on loans from related
    parties                                                 -       (2,585,445)
                                                -------------    -------------
     Net cash used in financing activities           (119,542)        (758,746)
                                                -------------    -------------
Net increase (decrease) in cash and cash
  equivalents                                      (7,179,618)       5,891,341
Cash and cash equivalents, beginning of period     78,112,530       26,132,411
                                                -------------    -------------
Cash and cash equivalents, end of period        $  70,932,912    $  32,023,752
                                                -------------    -------------
                                                -------------    -------------


Supplemental disclosure of cash flow
  information:
  Cash paid during the period for:
     Income taxes                               $  8,278,975     $   5,845,000
                                                -------------    -------------
                                                -------------    -------------
     Interest                                   $    175,512     $     210,072
                                                -------------    -------------
                                                -------------    -------------

                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.

                                    ANCHOR GAMING
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated condensed financial statements include the accounts of Anchor Gaming and its subsidiaries ("the Company" or "Anchor"), Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande") and D D Stud, Inc. ("DD Stud"), which conduct gaming operations in Nevada, in Black Hawk and Cripple Creek, Colorado, and in various other gaming jurisdictions (collectively the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month and six-month periods ended December 31, 1996 and 1995, its cash flows for the six-month periods ended December 31, 1996 and 1995 and its financial position at December 31, 1996. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1996. The operating results for the three months and six months and cash flows for the six months ended December 31, 1996 are not necessarily indicative of the results that will be achieved in future periods.

     INVENTORY

     Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $1,174,940 and $1,092,671 at December 31, 1996 and June 30, 1996, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

     ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   RELATED PARTY TRANSACTIONS

     In August 1996, the Company made certain payments to an entity controlled by an employee of the Company. These funds were used to repay a debt of $500,000 owed by the employee and his affiliate to Stanley E. Fulton. At December 31, 1996, the Company had advanced $1,127,438, and had an outstanding commitment of $72,562, under a $1.2 million line of credit arrangement with the employee's affiliate. At December 31, 1996, the Company had an outstanding purchase agreement of $2.0 million with the employee's affiliate which is included in the Company's total purchase agreements of $4.4 million.

3.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1996 the Company had entered into various purchase agreements to purchase gaming equipment for approximately $4.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statement. These risks and uncertainties include, among others, those set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

OVERVIEW

     The following table sets forth the percentage of Anchor's total revenues attributable to casino operations, gaming machine route operations, proprietary games operations and food and beverage operations during the three months and six months ended December 31, 1996 and 1995. The Company's proprietary game, Wheel of Gold-TM-began generating revenue during the third quarter of fiscal 1996. The Company's food and beverage revenues are derived primarily from its casino operations and, to a lesser extent, from its route operations.

                                        Three months ended      Six months ended
                                            December 31,          December 31,
                                        ------------------     -----------------
          Sources of Revenues             1996      1995        1996      1995
     -----------------------------      --------  --------    --------  --------
     Casino operations                    45.4%     57.7%       47.7%     58.2%
     Gaming machine route operations      24.1      24.9        23.4      24.0
     Proprietary games operations         29.7      16.3        28.0      16.6
     Food and beverage operations           .8       1.1          .9       1.2
                                        --------  --------    --------  --------
                                         100.0%    100.0%      100.0%    100.0%
                                        --------  --------    --------  --------
                                        --------  --------    --------  --------

THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995

     REVENUES. Total revenues were $35.7 million for the second quarter of fiscal 1997, which ended December 31, 1996, an increase of $8.5 million or 30.9% from $27.2 million for the second quarter of fiscal 1996.

     Revenues from casino operations were $16.2 million for the second quarter of fiscal 1997, an increase of $471,000 or 3.0% from $15.7 million for the second quarter of fiscal 1996. During October 1996, the Company's Colorado Central Station opened its new Black Diamond room, a

3,000 square foot expansion of the existing building. Primarily as a result of this expansion, the casino's machine count was approximately 685 at December 31, 1996, as compared to approximately 600 at December 31, 1995.

     Revenues from route operations were $8.6 million for the second quarter of fiscal 1997, an increase of $1.8 million or 26.7% from $6.8 million for the second quarter of fiscal 1996. The increase is primarily attributable to an increase in machines on route during the period. Machines on route increased to 754 at December 31, 1996, from 662 at December 31, 1995, while average machines on route during the second quarter of fiscal 1997 were 105 machines greater than the second quarter of fiscal 1996.

     Revenues from proprietary games operations were $10.6 million for the second quarter of fiscal 1997, an increase of $6.2 million or 138.1% from $4.4 million for the second quarter of fiscal 1996. This increase is primarily due to revenues generated from the Company's proprietary game Wheel of Gold-TM-, introduced on December 29, 1995. The Company's newest proprietary game, Totem Pole-TM-, began generating revenue during the second quarter of fiscal 1997.

     COSTS AND EXPENSES. Total costs and expenses were $23.6 million for the second quarter of fiscal 1997, an increase of $3.5 million or 16.9% from $20.1 million for the second quarter of fiscal 1996. Total costs and expenses as a percentage of total revenue decreased to 66.1% during the second quarter of fiscal 1997 from 74.0% during the second quarter of fiscal 1996.

     Costs and expenses of casino operations were $7.1 million for the second quarter of fiscal 1997, an increase of $770,000 or 12.1% from $6.4 million for the second quarter of fiscal 1996. Casino costs and expenses as a percentage of casino revenue increased to 44.1% during the second quarter of fiscal 1997 from 40.5% during the second quarter of fiscal 1996. The increase in costs and expenses is primarily due to increased promotions and to a lesser extent increased gaming taxes. Gaming taxes increased as a result of a change in the tax rate tiers and an increase in the maximum Colorado tax rate from 18% to 20%, effective October 1, 1996.

     Costs and expenses of route operations were $5.1 million for the second quarter of fiscal 1997, an increase of $846,000 or 20.1% from $4.2 million for the second quarter of fiscal 1996. Costs and expenses of route operations as a percentage of route revenue decreased to 58.9% during the second quarter of fiscal 1997 from 62.2% during the second quarter of fiscal 1996. The increase in route costs and expenses was primarily due to increased location costs, related to increased machines on route.

     Costs and expenses of proprietary games operations were $2.8 million for the second quarter of fiscal 1997, a decrease of $75,000 or 2.6%. Prior to the introduction of Wheel of Gold-TM-, most of the Proprietary Games operation's costs were associated with the production of Silver Strike-TM-tokens. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 26.2% during the second quarter of fiscal 1997 from 64.0% during the second quarter of fiscal 1996. The decrease in proprietary games costs as a percentage of revenue is a result of the Company's proprietary game Wheel of Gold-TM- which incurs less costs and expenses as a percentage of revenue than the Company's other proprietary games.

     Selling, general and administrative ("SG&A") expenses were $6.1 million for the second quarter of fiscal 1997, an increase of $677,000 or 12.4% from $5.5 million for the second quarter of fiscal 1996. SG&A expenses as a percentage of total revenue decreased to 17.2% during the second quarter of fiscal 1997 from 20.0% during the second quarter of fiscal 1996. The increase in SG&A is primarily due to increased payroll, advertising, and research and development costs.

     Depreciation and amortization expense was $2.1 million for the second quarter of fiscal 1997, an increase of $1.2 million or 121.3% from $953,000 for the second quarter of fiscal 1996. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $12.1 million for the second quarter of fiscal 1997, an increase of $5.0 million or 70.6% from $7.1 million for the second quarter of fiscal 1996. As a percentage of total revenues, income from operations increased to 33.9% during the second quarter of fiscal 1997 from 26.0% during the second quarter of fiscal 1996.

     INTEREST INCOME. Interest income was $965,000 for the second quarter of fiscal 1997, an increase of $506,000 or 110.2% from $459,000 for the second quarter of fiscal 1996. This increase is due to increased short-term investments resulting from an increase in working capital.

     INTEREST EXPENSE. Interest expense was $80,000 for the second quarter of fiscal 1997, a decrease of $27,000 or 25.7% from $107,000 for the second quarter of fiscal 1996.

     NET INCOME. As a result of the factors discussed above, net income was $8.2 million for the second quarter of fiscal 1997, an increase of $3.5 million or 75.2% from $4.7 million for the second quarter of fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 1995

     REVENUES. Total revenues were $70.8 million for the first six months of fiscal 1997, which ended December 31, 1996, an increase of $15.7 million or 28.6% from $55.1 million for the first six months of fiscal 1996.

     Revenues from casino operations were $33.8 million for the first six months of fiscal 1997, an increase of $1.8 million or 5.5% from $32.0 million for the first six months of fiscal 1996.

     Revenues from route operations were $16.6 million for the first six months of fiscal 1997, an increase of $3.4 million or 25.4% from $13.2 million for the first six months of fiscal 1996. The increase is primarily attributable to an increase in machines on route during the period. Machines on route increased to 754 at December 31, 1996, from 662 at December 31, 1995, while average machines on route during the first six months of fiscal 1997 were 103 machines greater than the first six months of fiscal 1996.

     Revenues from proprietary games operations were $19.8 million for the first six months of fiscal 1997, an increase of $10.7 million or 116.6% from $9.1 million for the first six months of fiscal 1996. This increase is primarily due to revenues generated from the Company's proprietary game Wheel of Gold-TM-, introduced on December 29, 1995. The Company's newest proprietary game, Totem Pole-TM-, began generating revenue during the second quarter of fiscal 1997.

     COSTS AND EXPENSES. Total costs and expenses were $46.5 million for the first six months of fiscal 1997, an increase of $6.2 million or 15.5% from $40.3 million for the first six months of fiscal 1996. Total costs and expenses as a percentage of total revenue decreased to 65.7% during the first six months of fiscal 1997 from 73.1% during the first six months of fiscal 1996.

     Costs and expenses of casino operations were $14.1 million for the first six months of fiscal 1997, an increase of $1.0 million or 7.8% from $13.1 million for the first six months of fiscal 1996. Casino costs and expenses as a percentage of casino revenue increased to 41.7% during the first six months of fiscal 1997 from 40.8% during the first six months of fiscal 1996. The increase in costs and expenses is primarily due to increased promotions and to a lesser extent increased gaming taxes.

     Costs and expenses of route operations were $9.8 million for the first six months of fiscal 1997, an increase of $1.6 million or 19.5% from $8.2 million for the first six months of fiscal 1996. Costs and expenses of route operations as a percentage of route revenue decreased to 59.3% during the first six months of fiscal 1997 from 62.2% during the first six months of fiscal 1996. The increase in route costs and expenses was primarily due to increased location costs, related to increased machines on route.

     Costs and expenses of proprietary games operations were $5.8 million for the six months of fiscal 1997, a decrease of $16,000 or .3%. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 29.5% during the first six months of fiscal 1997 from 64.1% during the first six months of fiscal 1996. Prior to the introduction of Wheel of Gold-TM-, most of the Proprietary Games operation's costs were associated with the production of Silver Strike-TM- tokens. The decrease in proprietary games costs as a percentage of revenue is a result of the Company's proprietary game Wheel of Gold-TM- which incurs less costs and expenses as a percentage of revenue than the Company's other proprietary games.

     Selling, general and administrative ("SG&A") expenses were $12.4 million for the first six months of fiscal 1997, an increase of $1.8 million or 16.8% from $10.6 million for the first six months of fiscal 1996. SG&A expenses as a percentage of total revenue decreased to 17.5% during the first six months of fiscal 1997 from 19.3% during the second quarter of fiscal 1996. The increase in SG&A is primarily due to increased payroll, advertising, and research and development costs.

     Depreciation and amortization expense was $3.6 million for the first six months of fiscal 1997, an increase of $1.8 million or 96.9% from $1.8 million for the first six months of fiscal 1996. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $24.3 million for the first six months of fiscal 1997, an increase of $9.5 million or 64.3% from $14.8 million for the first six months of fiscal 1996. As a percentage of total revenues, income from operations increased to 34.3% during the first six months of fiscal 1997 from 26.9% during the first six months of fiscal 1996.

     INTEREST INCOME. Interest income was $2.0 million for the first six months of fiscal 1997, an increase of $1.1 million or 130.0% from $859,000 for the first six months of fiscal 1996. This increase is due to increased short-term investments resulting from an increase in working capital.

     INTEREST EXPENSE. Interest expense was $177,000 for the first six months of fiscal 1997, a decrease of $42,000 or 19.3% from $219,000 for the first six months of fiscal 1996.

     NET INCOME. As a result of the factors discussed above, net income was $16.5 million for the first six months of fiscal 1997, an increase of $6.8 million or 69.3% from $9.7 million for the first six months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $22.8 million during the first six months of fiscal 1997 and $11.6 million during the first six months of fiscal 1996. At December 31, 1996, the Company had cash and cash equivalents of $70.9 million and working capital of $69.2 million.

          During the first six months of fiscal 1997, the Company spent $28.7 million on capital expenditures, of which approximately $22.8 million was related to the purchase of gaming devices for use in its proprietary games operations. In addition, the Company spent $1.2 million during the first six months of fiscal 1997 related to the planned development of a second casino in Black Hawk, Colorado. Through December 31, 1996, the Company has spent $12.9 million related to this planned development. On November 11, 1996, the Company announced that it is re-evaluating the scope and nature of its proposed addition of a new casino across the street from the Colorado Central Station Casino. The Company continues to evaluate the scope and nature of its future plans in Colorado. In connection with the planned development in Colorado, the Company has capitalized $12.9 million of expenditures which is comprised of $10.9 million for land acquisition, escavation and site preparation, $1.2 million for architectural fees, building design and other costs, and $723,000 for deferred land rent. Depending upon the results of the Company's evaluation, it may determine that certain of these expenditures will have limited or no future value, which could require a one-time, non-recurring charge to earnings in the period when the determination is made.

     On December 4, 1996, the Company announced that it has engaged Morgan Stanley & Co., Incorporated as financial advisor in connection with its review of strategic alternatives to enhance shareholder value, including a possible sale, merger or business combination of the Company. The Company is continuing this review of strategic alternatives. There can be no assurance as to whether any transaction will result from the review of strategic alternatives or as to value, timing or structure of any such transaction.

     The Company entered into a $20 million revolving bank line of credit (the "Bank Revolver") in fiscal 1994, which expired November 30, 1996. Company management is re-evaluating its desire for such a facility and is considering various credit alternatives which do not have non-use fees associated with the product. The Bank Revolver was subject to a 3/8% unused commitment fee and bore interest at the prime rate of interest plus 1/4%, or LIBOR plus 2 1/4 %, at the Company's option. The Company had pledged substantially all of its assets as collateral under the terms of the Bank Revolver and had agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company had remained in compliance with the covenants throughout the term of the credit facility. The Company did not use the Bank Revolver during the term of the facility.

     The Company believes its principal liquidity requirements will be the purchase of additional proprietary gaming machines, such as Wheel of Gold-TM-and Totem Pole-TM-. The Company believes that cash on hand and cash flow from operations will be sufficient to fund its currently planned capital projects and operations.

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



                                   /s/Stanley E. Fulton
                                   --------------------
                                   Stanley E. Fulton
                                   Chairman and
                                        Chief Executive Officer



Date   February 4, 1997            /s/Salvatore T. DiMascio
      ------------------           ------------------------
                                   Salvatore T. DiMascio
                                   Executive Vice President and
                                       Chief Financial Officer