Form 10-Q
period 1997-03-31
ANCHOR GAMING
filed 1997-05-09
CIK 914923

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
 (MARK ONE)
    [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

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
Yes   X      No
    -----       -----

Shares outstanding of each of the registrant's classes of common stock as of May 6, 1997:

   Class                                      Outstanding as of May 6, 1997
   -----                                      -----------------------------
Common stock, $.01 par value                         13,356,307

                                    ANCHOR GAMING

                                      FORM 10-Q
                             QUARTER ENDED MARCH 31, 1997

                                        INDEX

                                                                        Page No.
                                                                        --------
Part I.     Financial Information

   Item 1.  Consolidated Condensed Financial Statements

            Consolidated Condensed Balance Sheets at
            March 31, 1997 (unaudited) and June 30, 1996                     3

            Consolidated Condensed Statements of
            Income for the three months ended
            March 31, 1997 and 1996 (unaudited)                              4

            Consolidated Condensed Statements of
            Income for the nine months ended
            March 31, 1997 and 1996 (unaudited)                              5

            Consolidated Condensed Statements of Cash
            Flows for the nine months ended March 31, 1997
            and 1996 (unaudited)                                             6

            Notes to Consolidated Condensed Financial Statements
            (unaudited)                                                      7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              8

Part II.    Other Information                                               14

Signatures

PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS


    ANCHOR GAMING                                      MARCH 31,
    CONSOLIDATED CONDENSED                                1997        JUNE 30,
    BALANCE SHEETS                                    (UNAUDITED)       1996
    ----------------------------------------------------------------------------
                                      ASSETS
    Current assets:
      Cash and cash equivalents                      $ 74,251,518  $ 78,112,530
      Accounts receivable, net                          6,208,679     4,720,689
      Current portion of notes receivable, net            235,688       881,173
      Inventory                                         2,813,921     3,197,955
      Prepaid expenses                                  1,961,319     1,739,263
      Other current assets                                347,705       300,761
                                                     ------------  ------------
        Total current assets                           85,818,830    88,952,371
    Property and equipment, net                        85,105,282    57,776,237
    Long-term notes receivable, net                     1,535,891       311,856
    Intangible assets, net                              2,143,893     2,054,710
    Deposits and other                                 14,603,836    13,216,623
                                                     ------------  ------------
        Total assets                                 $189,207,732  $162,311,797
                                                     ------------  ------------
                                                     ------------  ------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Current portion, long-term notes payable       $       --    $    100,000
      Accounts payable                                  3,141,088     4,574,213
      Accrued salaries, wages and vacation pay          2,025,238     2,488,014
      Income tax payable                                1,130,456       281,886
      Other current liabilities                         5,345,726     3,530,130
                                                     ------------  ------------
        Total current liabilities                      11,642,508    10,974,243
    Long-term notes payable, principal stockholder      2,800,000     2,800,000
    Long-term notes payable, net of current portion          --         850,000
    Other long-term liabilities                           599,543       707,318
    Minority interest in consolidated subsidiary          912,079       672,955
                                                     ------------  ------------
      Total liabilities and minority interest in
        consolidated subsidiary                        15,954,130    16,004,516
                                                     ------------  ------------
    Stockholders' equity:
      Common stock, $.01 par value, 50,000,000
        shares authorized; 13,546,325 issued and
        13,355,557 outstanding at March 31, 1997,
        13,474,150 issued and 13,283,382
        outstanding at June 30, 1996.                     135,463       134,742
      Additional paid-in capital                      106,364,643   104,448,080
      Treasury stock at cost, 190,768 shares           (3,095,830)   (3,095,830)
      Retained earnings                                69,849,326    44,820,289
                                                     ------------  ------------
        Total stockholders' equity                    173,253,602   146,307,281
                                                     ------------  ------------
        Total liabilities and stockholders' equity   $189,207,732  $162,311,797
                                                     ------------  ------------
                                                     ------------  ------------

                The accompanying notes are an integral part of these
                    consolidated condensed financial statements.

ANCHOR GAMING                                       THREE MONTHS ENDED MARCH 31,
CONSOLIDATED CONDENSED                              ----------------------------
STATEMENTS OF INCOME (UNAUDITED)                        1997         1996
-------------------------------------------------------------------------------

Revenues:
   Casino operations                               $16,981,602     $16,171,914
   Route operations                                  8,020,369       7,630,780
   Proprietary games                                11,492,498       4,961,367
   Food and beverage                                   295,864         284,686
                                                   -----------     -----------
      Total revenues                                36,790,333      29,048,747
                                                   -----------     -----------
Costs and expenses:
   Casino operations                                 7,086,188       6,642,171
   Route operations                                  4,896,095       4,404,796
   Proprietary games                                 2,379,968       3,117,696
   Food and beverage                                   339,422         319,976
   Selling, general and administrative               6,842,967       5,063,874
   Depreciation and amortization                     2,418,238       1,043,706
                                                   -----------     -----------
      Total costs and expenses                      23,962,878      20,592,219
                                                   -----------     -----------
Income from operations                              12,827,455       8,456,528
                                                   -----------     -----------
Other income (expense):
   Interest income                                     893,168         334,692
   Interest expense                                    (54,926)       (106,991)
   Other income                                         36,200          53,185
   Minority interest in earnings of
    consolidated subsidiary                            (74,597)        (52,348)
                                                   -----------     -----------
      Total other income                               799,845         228,538
                                                   -----------     -----------
Income before provision for income taxes            13,627,300       8,685,066
Income tax provision                                 5,049,477       3,220,056
                                                   -----------     -----------
Net income                                         $ 8,577,823     $ 5,465,010
                                                   -----------     -----------
                                                   -----------     -----------
Weighted average common and common
 equivalent shares outstanding                      13,653,693      11,853,324
                                                   -----------     -----------
                                                   -----------     -----------
Earnings per common and common
 equivalent share                                  $      0.63     $      0.46
                                                   -----------     -----------
                                                   -----------     -----------

             The accompanying notes are an integral part of these
                 consolidated condensed financial statements.

ANCHOR GAMING                                       NINE MONTHS ENDED MARCH 31,
CONSOLIDATED CONDENSED                              ---------------------------
STATEMENTS OF INCOME (UNAUDITED)                        1997         1996
-------------------------------------------------------------------------------

Revenues:
   Casino operations                                $ 50,766,218  $ 48,200,217
   Route operations                                   24,620,860    20,871,064
   Propriety games                                    31,298,165    14,106,984
   Food and beverage                                     935,849       927,956
                                                    ------------  ------------
      Total revenues                                 107,621,092    84,106,221
                                                    ------------  ------------

Costs and expenses:
   Casino operations                                  21,163,732    19,702,360
   Route operations                                   14,734,965    12,637,472
   Proprietary games                                   8,227,944     8,982,137
   Food and beverage                                   1,079,635       964,483
   Selling, general and administrative                19,263,870    15,697,469
   Depreciation and amortization                       6,007,698     2,866,557
                                                    ------------  ------------
      Total cost and expenses                         70,477,844    60,850,478
                                                    ------------  ------------
Income from operations                                37,143,248    23,255,743
                                                    ------------  ------------
Other income (expense):
   Interest income                                     2,869,870     1,194,026
   Interest expense                                     (231,865)     (326,158)
   Other income                                          233,972       163,856
   Minority interest in earnings of consolidated
     subsidiary                                         (239,124)     (146,189)
                                                    ------------  ------------
      Total other income                               2,632,853       885,535
                                                    ------------  ------------
Income before provision for income taxes              39,776,101    24,141,278
Income tax provision                                  14,747,063     8,959,779
                                                    ------------  ------------
Net income                                          $ 25,029,038  $ 15,181,499
                                                    ------------  ------------
                                                    ------------  ------------
Weighted average common and common equivalent
  shares outstanding                                  13,712,645    11,786,120
                                                    ------------  ------------
                                                    ------------  ------------
Earnings per common and common equivalent share     $       1.83  $       1.29
                                                    ------------  ------------
                                                    ------------  ------------

                 The accompanying notes are an integral part of these
                    consolidated condensed financial statements.

ANCHOR GAMING                                       NINE MONTHS ENDED MARCH 31,
CONSOLIDATED CONDENSED                              ---------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                    1997          1996
-------------------------------------------------------------------------------

Net cash provided by operating activities           $ 31,940,027   $ 19,149,005
                                                    ------------   ------------
Cash flows from investing activities:
  Acquisition and construction of property and
    equipment                                        (33,336,742)   (16,588,459)
  Expenditures for intangible assets                    (363,614)       (65,000)
  Investments in joint ventures                       (1,432,591)          --
  Issuance of notes receivable                        (1,375,157)       (51,614)
  Payments to extend operating leases                      --        (5,000,000)
  Principal reductions on notes receivable               796,607        711,396
                                                    ------------   ------------
    Net cash used in investing activities            (35,711,497)   (20,993,677)
                                                    ------------   ------------
Cash flows from financing activities:
  Net proceeds from sale of stock                        860,458      2,252,740
  Principal payments on loans                           (950,000)       (25,000)
  Principal payments on loans from related parties         --        (2,973,038)
                                                    ------------   ------------
    Net cash used in financing activities                (89,542)      (745,298)
                                                    ------------   ------------

  Net decrease in cash and cash equivalents           (3,861,012)    (2,589,970)

  Cash and cash equivalents, beginning of period      78,112,530     26,132,411
                                                    ------------   ------------
  Cash and cash equivalents, end of period          $ 74,251,518   $ 23,542,441
                                                    ------------   ------------
                                                    ------------   ------------
  Supplemental disclosure of cash flow
    information:
      Cash paid during the period for:

      Income taxes                                  $ 12,841,665   $  8,515,000
                                                    ------------   ------------
                                                    ------------   ------------
      Interest                                      $    230,438   $    315,134
                                                    ------------   ------------
                                                    ------------   ------------

                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.

                                    ANCHOR GAMING
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (UNAUDITED)

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

   BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month and nine-month periods ended March 31, 1997 and 1996, its cash flows for the nine-month periods ended March 31, 1997 and 1996 and its financial position at March 31, 1997. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1996. The operating results for the three months and nine months and cash flows for the nine months ended March 31, 1997 are not necessarily indicative of the results that will be achieved in future periods.

   INVENTORY

   Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $740,698 and $1,092,671 at March 31, 1997 and June 30, 1996, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

   ESTIMATES AND ASSUMPTIONS

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   RECENTLY ISSUED ACCOUNTING STANDARDS

   The Financial Accounting Standards Board recently issued SFAS No. 128 "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after

December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management has not determined the effect of this statement on earnings per share as presented.

2. RELATED PARTY TRANSACTIONS

   In August 1996, the Company made certain payments to an entity controlled by an employee of the Company. These funds were used to repay a debt of $500,000 owed by the employee and his affiliate to Stanley E. Fulton. At March 31, 1997, the Company had advanced $1.2 million under a line of credit arrangement with the employee's affiliate. The Company had a $2.0 million purchase agreement with the employee's affiliate, however, at March 31, 1997 this purchase agreement had been cancelled.

3. COMMITMENTS AND CONTINGENCIES

   At March 31, 1997 the Company had entered into various purchase agreements to purchase gaming equipment for approximately $3.0 million.

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

OVERVIEW

   The following table sets forth the percentage of Anchor's total revenues attributable to casino operations, gaming machine route operations, proprietary games operations and food and beverage operations during the three months and nine months ended March 31, 1997 and 1996. The Company's proprietary game, Wheel of Gold-TM- began generating revenue during the third quarter of fiscal 1996. The Company's food and beverage revenues are derived primarily from its casino operations and, to a lesser extent, from its route operations.





                                     Three months ended    Nine months ended
                                          March 31,             March 31,
                                     ------------------    ------------------
Sources of Revenues                    1997      1996        1997      1996
-------------------                  --------  --------    -------   --------
Casino operations                      46.2%     55.7%       47.2%     57.3%
Gaming machine route operations        21.8      26.3        22.9      24.8
Proprietary games operations           31.2      17.1        29.1      16.8
Food and beverage operations             .8        .9          .8       1.1
                                     --------  --------    --------  --------
                                      100.0%    100.0%      100.0%    100.0%
                                     --------  --------    --------  --------
                                     --------  --------    --------  --------

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

   REVENUES. Total revenues were $36.8 million for the third quarter of fiscal 1997, which ended March 31, 1997, an increase of $7.8 million or 26.7% from $29.0 million for the third quarter of fiscal 1996.

   Revenues from casino operations were $17.0 million for the third quarter of fiscal 1997, an increase of $810,000 or 5.0% from $16.2 million for the third quarter of fiscal 1996.

   Revenues from route operations were $8.0 million for the third quarter of fiscal 1997, an increase of $390,000 or 5.1% from $7.6 million for the third quarter of fiscal 1996. The increase is primarily attributable to an increase in machines on route during the period. Machines on route increased to 760 at March 31, 1997, from 669 at March 31, 1996, while average machines on route during the third quarter of fiscal 1997 were 101 machines greater than the third quarter of fiscal 1996.

   Revenues from proprietary games operations were $11.5 million for the third quarter of fiscal 1997, an increase of $6.5 million or 131.6% from $5.0 million for the third quarter of fiscal 1996. This increase is primarily due to revenues generated from the Company's proprietary game Wheel of Gold-TM-, introduced on December 29, 1995. The Company's newest proprietary game, Totem Pole-TM-, began generating revenue during the second quarter of fiscal 1997. During the third quarter of fiscal 1997, the Company began recording revenue from its interest in a venture marketing the recently introduced Anchor/IGT Wheel of Fortune-TM- wide area progressive system machines.

  COSTS AND EXPENSES. Total costs and expenses were $24.0 million for the third quarter of fiscal 1997, an increase of $3.4 million or 16.4% from $20.6 million for the third quarter of fiscal 1996. Total costs and expenses as a percentage of total revenue decreased to 65.1% during the third quarter of fiscal 1997 from 70.9% during the third quarter of fiscal 1996.

  Costs and expenses of casino operations were $7.1 million for the third quarter of fiscal 1997, an increase of $444,000 or 6.7% from $6.6 million for the third quarter of fiscal 1996. Casino costs and expenses as a percentage of casino revenue increased slightly to 41.7% during the third quarter of fiscal 1997 from 41.1% during the third quarter of fiscal 1996. The increase in costs and expenses is primarily due to increased promotions and increased gaming taxes. Gaming taxes increased as a result of a change in the tax rate tiers and an increase in the maximum Colorado tax rate from 18% to 20%, effective October 1, 1996.

  Costs and expenses of route operations were $4.9 million for the third quarter of fiscal 1997, an increase of $491,000 or 11.2% from $4.4 million for the third quarter of fiscal 1996. Costs and expenses of route operations as a percentage of route revenue increased to 61.0% during the third quarter of fiscal 1997 from 57.7% during the third quarter of fiscal 1996. The increase in route costs and expenses was primarily due to increased location costs, related to increased machines on route.

   Costs and expenses of proprietary games operations were $2.4 million for the third quarter of fiscal 1997, a decrease of $738,000 or 23.7% from $3.1 million for the third quarter of fiscal 1996. Prior to the introduction of Wheel of Gold-TM- most of the proprietary games operation's costs were associated with the production of Silver Strike-TM- tokens. Costs and expenses of proprietary games operations decreased primarily due to a decrease in Silver Strike-TM- token sales during the third quarter fiscal 1997 as compared to the third quarter fiscal 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 20.7% during the third quarter of fiscal 1997 from 62.8% during the third quarter of fiscal 1996. The decrease in proprietary games costs as a percentage of revenue is a result of the Company's proprietary game Wheel of Gold-TM- which incurs less costs and expenses as a percentage of revenue than the Company's other proprietary games.

   Selling, general and administrative ("SG&A") expenses were $6.8 million for the third quarter of fiscal 1997, an increase of $1.7 million or 35.1% from $5.1 million for the third quarter of fiscal 1996. SG&A expenses as a percentage of total revenue increased to 18.6% during the third quarter of fiscal 1997 from 17.4% during the third quarter of fiscal 1996. The increase in SG&A is primarily due to increased payroll, advertising, and research and development costs.

   Depreciation and amortization expense was $2.4 million for the third quarter of fiscal 1997, an increase of $1.4 million or 131.7% from $1.0 million for the third quarter of fiscal 1996. This increase is primarily due to increased depreciation expense related to new machine placements in the Company's proprietary games operations.

   INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $12.8 million for the third quarter of fiscal 1997, an increase of $4.3 million or 51.7% from $8.5 million for the third quarter of fiscal 1996. As a percentage of total revenues, income from operations increased to 34.9% during the third quarter of fiscal 1997 from 29.1% during the third quarter of fiscal 1996.

   INTEREST INCOME. Interest income was $893,000 for the third quarter of fiscal 1997, an increase of $558,000 or 166.9% from $335,000 for the third quarter of fiscal 1996. This increase is due to increased short-term investments resulting from an increase in working capital generated from operations as well as cash invested from the Company's April 1996 secondary offering.

   INTEREST EXPENSE. Interest expense was $55,000 for the third quarter of fiscal 1997, a decrease of $52,000 or 48.7% from $107,000 for the third quarter of fiscal 1996.

   NET INCOME. As a result of the factors discussed above, net income was $8.6 million for the third quarter of fiscal 1997, an increase of $3.1 million or 57.0% from $5.5 million for the third quarter of fiscal 1996.

  NINE MONTHS ENDED MARCH 31, 1997 COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

   REVENUES. Total revenues were $107.6 million for the first nine months of fiscal 1997, which ended March 31, 1997, an increase of $23.5 million or 28.0% from $84.1 million for the first nine months of fiscal 1996.

   Revenues from casino operations were $50.8 million for the first nine months of fiscal 1997, an increase of $2.6 million or 5.3% from $48.2 million for the first nine months of fiscal 1996.

   Revenues from route operations were $24.6 million for the first nine months of fiscal 1997, an increase of $3.7 million or 18.0% from $20.9 million for the first nine months of fiscal 1996. The increase is primarily attributable to an increase in machines on route during the period.

   Revenues from proprietary games operations were $31.3 million for the first nine months of fiscal 1997, an increase of $17.2 million or 121.9% from $14.1 million for the first nine months of fiscal 1996. This increase is primarily due to revenues generated from the Company's proprietary game Wheel of Gold-TM-, introduced on December 29, 1995. The Company's newest proprietary game, Totem Pole-TM-, began generating revenue during the second quarter of fiscal 1997. During the third quarter of fiscal 1997, the Company began recording revenue from its interest in a venture marketing the recently introduced Anchor/IGT Wheel of Fortune-TM- wide area progressive system machines.

   COSTS AND EXPENSES. Total costs and expenses were $70.5 million for the first nine months of fiscal 1997, an increase of $9.6 million or 15.8% from $60.9 million for the first nine months of fiscal 1996. Total costs and expenses as a percentage of total revenue decreased to 65.6% during the first nine months of fiscal 1997 from 72.3% during the first nine months of fiscal 1996.

   Costs and expenses of casino operations were $21.2 million for the first nine months of fiscal 1997, an increase of $1.5 million or 7.4% from $19.7 million for the first nine months of fiscal 1996. Casino costs and expenses as a percentage of casino revenue increased to 41.7% during the first nine months of fiscal 1997 from 40.9% during the first nine months of fiscal 1996. The increase in costs and expenses is primarily due to increased promotions and increased gaming taxes.

   Costs and expenses of route operations were $14.7 million for the first nine months of fiscal 1997, an increase of $2.1 million or 16.6% from $12.6 million for the first nine months of fiscal 1996. Costs and expenses of route operations as a percentage of route revenue decreased to 59.8% during the first nine months of fiscal 1997 from 60.6% during the first nine months of fiscal 1996. The increase in route costs and expenses was primarily due to increased location costs, related to increased machines on route.

   Costs and expenses of proprietary games operations were $8.2 million for the nine months of fiscal 1997, a decrease of $754,000 or 8.4% from $9.0 million for the first nine months of fiscal 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 26.3% during the first nine months of fiscal 1997 from 63.7% during the first nine months of fiscal 1996. Prior to the introduction of Wheel of Gold-TM- most of the proprietary games operation's costs were associated with the production of Silver
Strike-TM- tokens. Costs and expenses of proprietary games operations decreased primarily due to a decrease in Silver Strike-TM- token sales during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996. The decrease in proprietary games costs as a percentage of revenue is a result of the Company's proprietary game Wheel of Gold-TM- which incurs less costs and expenses as a percentage of revenue than the Company's other proprietary games.

   SG&A expenses were $19.3 million for the first nine months of fiscal 1997, an increase of $3.6 million or 22.7% from $15.7 million for the first nine months of fiscal 1996. SG&A expenses as a percentage of total revenue decreased to 17.9% during the first nine months of fiscal 1997 from 18.7% during the first nine months of fiscal 1996. The increase in SG&A is primarily due to increased payroll, advertising, and research and development costs.

   Depreciation and amortization expense was $6.0 million for the first nine months of fiscal 1997, an increase of $3.1 million or 109.6% from $2.9 million for the first nine months of fiscal 1996. This increase is primarily due to increased depreciation expense related to new machine placements in the Company's proprietary games operations.

   INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $37.1 million for the first nine months of fiscal 1997, an increase of $13.8 million or 59.7% from $23.3 million for the first nine months of fiscal 1996. As a percentage of total revenues, income from operations increased to 34.5% during the first nine months of fiscal 1997 from 27.7% during the first nine months of fiscal 1996.

   INTEREST INCOME. Interest income was $2.9 million for the first nine months of fiscal 1997, an increase of $1.7 million or 140.4% from $1.2 million for the first nine months of fiscal 1996. This increase is due to increased short-term investments resulting from an increase in working capital generated from operations as well as cash invested from the Company's April 1996 secondary offering.

   INTEREST EXPENSE. Interest expense was $232,000 for the first nine months of fiscal 1997, a decrease of $94,000 or 28.9% from $326,000 for the first nine months of fiscal 1996.

   NET INCOME. As a result of the factors discussed above, net income was $25.0 million for the first nine months of fiscal 1997, an increase of $9.8 million or 64.9% from $15.2 million for the first nine months of fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   Anchor's principal sources of liquidity have been cash flow from operations, the net proceeds from its secondary offering in April 1996, and the Company's initial public offering (IPO) in February 1994. Net proceeds to the Company from its secondary offering were $53.9 million, and net proceeds from the IPO were $34.1 million. Net cash provided by operating activities was $31.9 million during the first nine months of fiscal 1997 and $19.1 million during the first nine months of fiscal 1996.
At March 31, 1997, the Company had cash and cash equivalents of $74.3 million and working capital of $74.2 million.

   During the first nine months of fiscal 1997, the Company spent $33.3 million on capital expenditures, of which approximately $26.3 million related to the purchase of gaming devices for use in its proprietary games operations.

   On April 17, 1997, the Company announced that it continues to evaluate strategic alternatives to maximize stockholder value, and in connection with this evaluation, the Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock. There are currently 13,713,000 weighted average common shares and common stock equivalent shares of Anchor Gaming outstanding. The Company stated that repurchases could be effected through open market purchases, privately negotiated transactions, or otherwise at prices and at times determined by the management of the Company. There can be no assurance that any repurchases will ultimately be effected. The Company intends to fund any repurchases out of cash flow from operations and will hold any stock repurchased in treasury to fund option exercises under present and future option grants to employees of Anchor Gaming and its subsidiaries, and for other corporate purposes.

   On November 11, 1996, the Company announced that it is re-evaluating the scope and nature of its proposed addition of a new casino across the street from the Colorado Central Station Casino. The Company continues to evaluate the scope and nature of its future plans in Colorado. As of March 31, 1997, the Company has capitalized $14.1 million in costs related to the acquisition and development of property and plans associated with the site and proposed casino. Of this amount, land costs were $8.7 million; land development and parking lot improvements were $2.2 million; costs associated with the movement of Miner's Mesa Road were $1.1 million; architectural fees, building design and other costs were $1.4 million; and deferred land rent was $723,000. Depending on the outcome of the Company's re-evaluation process, a portion of the $14.1 million capitalized through March 31, 1997 may be
subject to a one time, non-recurring write-off.   Management believes that
certain capital expenditures are more or less likely to be subject to such a write-off depending upon the ultimate outcome of the re-evaluation process. Costs associated with land acquisition, land development, parking lot improvements and road movement, for example, are far less likely to be subject to such a write-off, as compared to costs associated with architectural fees, building design and deferred land rent, for example. Depending upon the results of the Company's evaluation, it may determine that certain of these expenditures will have limited or no future value, which could require a one-time, non-recurring charge to earnings in the period when the determination is made.

   In April 1997, the Company entered into a $10 million unsecured revolving bank line of credit (the "Bank Revolver") expiring November 30, 1998. The Bank Revolver bears interest at the prime rate, or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type.

   The Company believes its principal liquidity requirements will be the purchase of additional proprietary gaming machines, such as Wheel of Gold-TM-and Totem Pole-TM-, and depending upon the outcome of the Company's re-evaluation of the scope and nature of its Colorado expansion plans, the funding of such an expansion. The Company believes that cash on hand and cash flow from operations will be sufficient to fund its currently planned capital projects and operations.

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


                                       /s/ Stantley E. Fulton
                                       ------------------------------------
                                       Stanley E. Fulton
                                       Chairman and
                                          Chief Executive Officer


Date   May 6, 1997                     /s/ Salvatore T. DiMascic
       -----------                     ------------------------------------
                                       Salvatore T. DiMascio
                                       Executive Vice President and
                                          Chief Financial Officer