Form 10-K
period 1997-06-30
ANCHOR GAMING
filed 1997-09-29
CIK 914923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                    FOR ANNUAL REPORT AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED]
                              FOR THE FISCAL YEAR ENDED JUNE 30, 1997
                                                OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [NO FEE REQUIRED]

       FOR THE TRANSITION PERIOD FROM TO            TO

                         COMMISSION FILE NUMBER 0-23124
                            ------------------------

                                 ANCHOR GAMING

             (Exact name of Registrant as specified in its charter)

                NEVADA                                  88-0304253
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

                                 815 PILOT ROAD
                                    SUITE G
                               LAS VEGAS, NEVADA
                                     89119
                    (Address of principal executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (702) 896-7568
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
   COMMON STOCK, $.01 PAR VALUE    THE NASDAQ STOCK MARKET'S NATIONAL MARKET

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 26, 1997 based on the $86.38 per share closing price for the Company's common stock on the Nasdaq National Market was approximately $522,142,317.

    The number of shares of the Registrant's Common Stock outstanding as of September 26, 1997 was 12,958,107.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about November 24, 1997 (to be filed) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

   ITEM                                                                                                         PAGE
-----------                                                                                                     -----
     PART I

          1  Business......................................................................................           1

          2  Properties....................................................................................          23

          3  Legal Proceedings.............................................................................          24

          4  Submission of Matters to a Vote of Securityholders............................................          24

    PART II

          5  Market for Registrant's Common Equity and Related Stockholder Matters.........................          25

          6  Selected Financial Data.......................................................................          26

          7  Management's Discussion and Analysis of Financial Condition and Results of Operations.........          27

          8  Financial Statements and Supplementary Data...................................................          33

          9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          51

   PART III

         10  Directors and Executive Officers of the Registrant............................................          51

         11  Executive Compensation........................................................................          51

         12  Security Ownership of Certain Beneficial Owners and Management................................          51

         13  Certain Relationships and Related Transactions................................................          51

    PART IV

         14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................          52

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

    Anchor Gaming ("Anchor" or the "Company") is a diversified gaming company that seeks to capitalize on its experience as an operator and developer of gaming machines and casinos by developing gaming oriented businesses. Anchor develops and distributes unique proprietary games, operates two casinos in Colorado, and operates one of the largest gaming machine routes in Nevada. References in this Annual Report on Form 10-K to Anchor or the Company include subsidiaries unless the context requires otherwise.

    REORGANIZATION. The current structure of the Company is the result of a reorganization (the "Reorganization") effected by the Company and its current subsidiaries, which were previously controlled by the Company's principal stockholder, Stanley E. Fulton, and his family--Anchor Coin, Colorado Grande Enterprises, Inc., C.G. Investments, Inc., and D D Stud, Inc. (the "Subsidiaries"). The reorganization was completed concurrently with the closing of the Company's initial public offering in February 1994 (the "IPO"). Pursuant to the Reorganization, stockholders of the Subsidiaries exchanged their capital stock for common stock of Anchor Gaming according to exchange ratios based on the fair market value of the respective Subsidiary. The Company then repurchased shares of its common stock from certain minority stockholders of Colorado Grande Enterprises, Inc. Minority stockholders unaffiliated with the Fulton family continue to own a 20% interest in Colorado Grande Enterprises, while all other Subsidiaries are wholly owned by the Company. In addition to the Reorganization, in connection with the IPO, the Company also acquired Global Gaming Products, L.L.C. and Global Gaming Distributors, Inc.'s rights to the game Silver Strike. Prior to the acquisition, Stanley E. Fulton owned 50% of Global Gaming Products, L.L.C.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE OR MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INVESTORS SHOULD CAREFULLY CONSIDER THE RISK FACTORS BEGINNING ON PAGE 16.

PROPRIETARY GAMES

    GENERAL. Anchor develops proprietary games, which it both markets to unaffiliated casinos and uses in its own gaming operations. The Company's strategy is to develop games that provide casinos with a higher win per machine than their existing gaming devices while generating significant recurring revenues to the Company from royalty, revenue participation, or other similar agreements. Although the Company initially developed proprietary games as a complement to its own gaming machine operations, since February 1993 the Company has been actively marketing its proprietary games to unaffiliated casinos. The Company currently provides proprietary games to virtually every major casino in the United States, as well as its own casinos. In September 1996, the Company entered into a strategic alliance (the "Strategic Alliance") with International Game Technology ("IGT"), the largest manufacturer of computerized gaming casino products, to enhance the Company's ability to develop and distribute proprietary games. Through this strategic alliance the Company and IGT have formed a joint venture (the "Anchor IGT JV") to develop, integrate, and distribute proprietary game concepts on a wide area progressive system ("WAP").

    The Company, seeking to capitalize on its established sales and marketing infrastructure, its extensive base of existing casino customers, and its licenses in virtually all major domestic gaming jurisdictions, has been actively developing proprietary games, which can be classified as either a dedicated proprietary game, a proprietary game on a WAP, or a converted proprietary game. The Company's proprietary games are designed to increase gaming customer play levels by either enticing the customer to play longer or to wager more coins per play.

    DEDICATED PROPRIETARY GAMES. The Company has successfully developed or acquired the rights to five proprietary games that are currently installed and approved for use in unaffiliated casinos. Anchor's dedicated proprietary games include Wheel of Gold, Totem Pole, Silver Strike, Clear Winner, and Rock'N'Reels. All of the machines are placed in casinos free of charge allowing the casino to avoid up-front purchase costs and providing significant recurring revenues to Anchor under royalty, revenue participation, or other similar agreements. The machines utilize numerous unique concepts and designs in order to increase overall gaming customer play levels. For example, the Company's two most popular dedicated proprietary games, Totem Pole and Wheel of Gold, each incorporate innovative game features that contribute to higher play levels. Totem Pole comprises three games in one slot machine creating a unique visual presentation in the casino environment. Greater play levels are realized on Totem Pole because the player must insert the maximum number of coins to activate all three games and benefit from the addition of a "wild" symbol. Players on the Wheel of Gold machine have the opportunity to activate on the same machine a three dimensional "roulette" type wheel with significantly higher potential winnings, providing a secondary game event and additional excitement to the customer through the Company's "game within a game" concept. Anchor's "game within a game" concept provides the player an incentive to increase play through the secondary game event, thereby maximizing customer playing time. Wheel of Gold is the first generation of the Company's "game within a game" concept that management believes will form the basis of a significant portion of its future dedicated game designs. The Company has additional innovative game machine concepts in various stages of development using the Company's "game within a game" concept and other unique concepts.

    WAP PROPRIETARY GAMES. A WAP is a system that electronically links individual slot machines among multiple locations, allowing all the machines to share a common jackpot. The WAP jackpot increases, or progresses, by a certain percentage of each coin inserted into any one of the machines on the WAP network, thereby allowing the jackpot to increase rapidly to a significant amount. Management believes that the large jackpots offered by WAP machines attract a distinct portion of a customer's gaming budget as compared to a non-progressive slot machine. In order to capture this portion of a customer's gaming budget, the Company has entered into a strategic alliance resulting in the Anchor IGT JV for the purpose of developing and installing WAP machines based on both existing dedicated proprietary games and other proprietary designs. The Company and IGT share in the management of the Anchor IGT JV and will share equally in its profits and losses. The first WAP machine introduced by the Anchor IGT JV is the Wheel of Fortune-TM-, a game that is very similar to the Company's Wheel of Gold. Additionally, the Anchor IGT JV has recently introduced Totem Pole on a WAP and has other WAP concepts at various stages of development.

    The following is a description of the Company's proprietary games that are currently being distributed.

- Double Down Stud....  Double Down Stud is a software conversion kit introduced in 1993 that is installed in casino customers' gaming machines to allow players to play a unique version of video poker.

- Silver Strike.......  Silver Strike is a standard slot machine, the rights to which were acquired at the time of the IPO in 1994, that pays out souvenir tokens for certain winning combinations. Anchor furnishes Silver
                        Strike machines free of charge to its casino customers, who agree to purchase the silver tokens exclusively from the Company.

- Clear Winner........  Clear Winner is a standard slot machine introduced in 1995 that is remanufactured into a clear cabinet so that players can observe all of its inner workings. The game includes state of the art signage and a custom designed cabinet.

- Wheel of Gold.......  Wheel of Gold is a standard slot machine introduced in 1995 that has the added dimension of giving players the opportunity to activate on the same machine a three-dimensional "roulette type" wheel with significantly higher potential winnings, providing additional excitement to the player through the Company's "game within a game"
                        concept.

- Totem Pole..........  Introduced in 1996, Totem Pole incorporates three games in one device, each of which is activated by inserting two coins. Each successive game played provides the possibility of greater payback to the player. When the player activates all three games by playing six coins, the player is rewarded with a "wild" symbol common to all three games.

- Rock'N'Reels........  Introduced in 1996, Rock'N'Reels is a specially packaged standard slot machine designed to evoke the image of a vintage juke box. The game is enhanced with state of the art sound and signage.

    The Company derives recurring revenues on these machines in various forms, including daily or similar royalties, revenue participation agreements, and other similar agreements with casinos, and, in the case of Silver Strike, by selling the souvenir tokens to casinos.

    DEVELOPMENT. Anchor is continually engaged both in the development of new proprietary games and in the improvement of existing games. After the Company has identified the basic concept for a new game, it works to refine the new game to maximize player appeal. The Company's efforts include computer simulated studies of the game probabilities to determine the optimal pay schedules; research of, and application for, any significant intellectual property rights that can be claimed; design of packaging for the game; establishment of a pricing strategy for the game; and application for the necessary regulatory approvals. Anchor then solicits feedback from potential casino customers to further refine the game. At the production stage, Anchor and the manufacturer refine the technology and construction of the game. Prior to the release of any new game, Anchor must receive necessary regulatory approvals.

    DISTRIBUTION. Anchor has an established sales organization with offices in Nevada, Missouri, Mississippi, Louisiana, and New Jersey servicing an established customer base of over 200 casinos at June 30, 1997. The Company distributes its proprietary games primarily through a direct sales effort in which sales representatives call on casinos and other potential customers. Anchor also uses distributors in a limited number of jurisdictions.

    ANCHOR IGT STRATEGIC ALLIANCE. As part of the Strategic Alliance, the Anchor IGT JV is using IGT's WAP system for a variety of the Company's dedicated proprietary game concepts including Wheel of Gold and Totem Pole. Property, including intellectual property, developed through the Anchor IGT JV is owned by the Anchor IGT JV. The Anchor IGT JV joint venture agreement has an initial duration of ten years and terminates unless the parties thereto agree to an extension. After the initial ten year term, either party may terminate the Anchor IGT JV upon at least one year's prior notice. The Anchor IGT JV does not acquire any rights to the intellectal property rights of each of Anchor and IGT that are developed outside of the Anchor IGT JV. In the event that any particular state jurisdiction prohibits the equal share of profits and losses, management responsibility, or allocation of expenses in the Anchor IGT JV, it is contemplated that alternative arrangements will be made to satisfy such regulatory objections.

    INTELLECTUAL PROPERTY RIGHTS. Anchor has secured and endeavors to secure, to the extent possible, exclusive rights in its games, primarily through federal and foreign intellectual property rights, such as patents and trademarks. The United States Patent and Trademark Office has issued four patents covering the Double Down Stud games in the United States. These patents expire on March 31, 2009. The United States Patent and Trademark Office has issued one patent covering innovations of the Silver Strike game in the United States, but there is no independent protection of the game itself. This patent expires on March 14, 2012. In 1993, the Company received a U.S. patent relating to a system it developed that allows players of gaming devices to participate in a group game, such as bingo, without leaving the gaming device they are playing. In order to protect potential foreign sources of income, the Company has filed patent applications and trademark applications in strategically selected foreign countries. There can be no assurance that any of the pending U.S. or foreign patent or trademark applications will issue as patents or trademark registrations, respectively, or that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. None of the foregoing measures provides assurance that Anchor's proprietary games or the concepts incorporated in the games could not be successfully duplicated by third parties. Third parties could infringe on Anchor's rights, or Anchor's proprietary games could be successfully duplicated without infringing on Anchor's legal rights. Many elements incorporated in Anchor's proprietary games are in the public domain or otherwise not susceptible to legal protection, and the steps taken by Anchor will not, in and of themselves, preclude competition with Anchor's proprietary games.

    Double Down Stud, Colorado Central Station Casino, Silver Strike, and Fast Track Express are registered trademarks of Anchor. Anchor also has applications pending on several other trademarks and/ or service marks, including Anchor Coin, Anchor Gaming, Anchor Games, Spin for Cash, Wheel of Gold, Clear Winner, Colorado Grande, Totem Pole, CashBall, KenoBucks, Rock'N'Reels, Maggie's Slot Club, and Fast Track Slot Club. There can be no assurance that the pending trademark or patent applications will be issued, that the Company's applications will not be opposed by a third party, or that Anchor will not face third parties' claims to prior use of one or more of these marks or patents.

    Double Down Stud-Registered Trademark-, Colorado Central Station Casino-Registered Trademark-, Silver Strike-Registered Trademark-, and Fast Track Express-Registered Trademark- are registered trademarks, and Anchor Coin-TM-, Anchor Gaming-TM-, Anchor Games-TM-, Spin for Cash-TM-, Wheel of Gold-TM-, Clear Winner-TM-, Colorado Grande-TM-, Totem Pole-TM-, CashBall-TM-, KenoBucks-TM-, Rock'N'Reels-TM-, Maggie's Slot Club-TM-, and Fast Track Slot Club-TM- are trademarks of the Company.

CASINOS

    GENERAL. In November 1990, the state of Colorado approved limited stakes gaming ($5.00 or less per wager) in two historic gold mining areas, Black Hawk/Central City and Cripple Creek. Because of the $5.00 maximum bet, Anchor's casinos in Colorado emphasize gaming machine play. Anchor currently operates a casino in each of these markets, the Colorado Central Station Casino in Black Hawk and the Colorado Grande Casino in Cripple Creek. Black Hawk and Central City are contiguous and are located approximately 40 miles from Denver and 10 miles from Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts. Cripple Creek is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. Casinos located in the Black Hawk/Central City area serve primarily the residents of Denver and Boulder, Colorado and surrounding communities, an area with a total population in excess of 1.8 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area. Casinos located in Cripple Creek serve primarily the residents of Colorado Springs, Pueblo, and surrounding communities. More than two million people live within a 100-mile radius of Cripple Creek.

    COLORADO CENTRAL STATION CASINO. On December 25, 1993, the Company opened the Colorado Central Station Casino in Black Hawk at a cost of approximately $25.0 million. The Colorado Central Station Casino is currently the highest revenue producing and most profitable casino in the state. After completion of a 2,750 square foot expansion in 1996, the casino building has approximately 49,000 square feet of main facility area, with 16,637 square feet of gaming space over three floors. The Colorado Central Station Casino features more than 680 gaming machines, ten blackjack tables, nine poker tables, and a food court restaurant area. The casino is the first casino encountered by customers traveling from Denver to the Black Hawk/Central City area. In addition, the Colorado Central Station Casino offers more than 770 parking spaces. The Colorado Central Station Casino is also the closest casino to Black Hawk's 3,000 space public parking facility, located one and one-half miles from the casino, and is the first stop from the parking facility on the parking lot shuttle bus route. The Colorado Central Station Casino is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119.

    The Colorado Central Station Casino is fashioned in the style of a 19th century mining town railroad station. According to information on file with the Colorado Historic Preservation Office, the Colorado Central Station Casino property is within the Black Hawk Registered Historic District and meets the historical guidelines for use as a gaming establishment. In contrast, the Colorado Central Station Casino was constructed specifically for gaming activities, and as a result offers a more open, spacious gaming area, while using the maximum square footage allowed under Colorado law, which limits the square footage of a casino that may be used for gaming activities to 35% of the building and 50% of any one floor. At June 30, 1997, the Colorado Central Station Casino employed approximately 444 people and by law is allowed to be open seven days a week from 8:00 a.m. to 2:00 a.m.

    All gaming machines at the Colorado Central Station Casino offer bill validators that accept $1, $5, $10, $20, $50, and $100 bills. In addition, the Company has installed an automated player tracking system at the casino that is tied into the Company's accounting system to provide detailed management reports regarding gaming machine use. The system facilitates the casino's Fast Track Slot Club, which is designed to attract and retain gaming patrons by enabling the Company to identify, market to, and reward its loyal customers.

    COLORADO GRANDE CASINO. The Company operates (through an 80% owned subsidiary) the Colorado Grande Casino in Cripple Creek, which is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. The Colorado Grande Casino, which opened October 11, 1991, is located at one of the principal intersections in Cripple Creek and features more than 210 gaming machines, 44 adjacent parking spaces, and a full service restaurant and bar. In August 1995, the Company completed the installation of an automated player tracking system and a player slot club, "Maggie's Slot Club." Maggie's Slot Club and the player tracking system have enabled the casino to implement marketing programs designed to attract and increase the number of loyal casino customers. At June 30, 1997, the Colorado Grande Casino employed approximately 101 people and by law is allowed to be open seven days a week from 8:00 a.m. to 2:00 a.m.

    CANADA. In January 1997, the Company entered into an agreement with Revenue Properties Company (the "Anchor RPC JV") for the purpose of submitting a proposal to operate charity based gaming club operations in the Province of Ontario. In September 1997 the Ontario provincial government granted the Anchor RPC JV permission to run six permanent full-time and one part-time seasonal charity based gaming clubs in Ontario, Canada. The full-time charity gaming clubs awarded to the Anchor RPC JV are located in: Toronto-North York; Fort Erie; Toronto-South Etobicoke/York; Hamilton/Oakville/ Burlington; Kitchner/Waterloo; and Sarnia. The part-time seasonal gaming club awarded to the Anchor

RPC JV is in South Western Ontario (Branford). Fort Erie is located directly across the U.S. border from Buffalo, NY and Sarnia is located directly across the U.S. border from Port Huron, MI. The charity based gaming clubs are being introduced by the provincial government to stabilize funding to charities and to increase control, supervision, and accountability in this gaming sector. Each permanent charity based gaming club will be limited to a total of 150 video lottery terminals and 40 table games. The permanent charity based gaming clubs will be operated under management agreement with the provincial government, which will provide the Anchor RPC JV with 10% of video lottery terminal revenue, 5% of table game, retail, food and beverage and all other revenue, and 10% of defined net income. See "Risk Factors--Risks of Pursuing New Casino Gaming Operations."

ROUTE OPERATIONS

    GENERAL. Anchor is one of the largest gaming machine route operators in Nevada with 801 gaming machines in 58 locations at June 30, 1997, up from 692 gaming machines in 50 locations at June 30, 1996. The Company's gaming machine route operations in Nevada involve the installation, operation, and service of gaming machines (virtually all video poker machines) under space leases with retail chains and under revenue participation agreements with local taverns and retail stores, principally in the Las Vegas area. In 1996, the Company extended its exclusive space lease agreement with Smith's Food and Drug Centers, Inc. ("Smiths"), its largest route customer, for an additional five years at current rates through 2010. At June 30, 1997, 716 of the Company's 801 gaming machines in Nevada were located in or near Las Vegas, which has been one of the fastest growing cities in the United States in recent years.

    LOCATIONS AND LEASES. Anchor's agreements for its locations generally are in the form of either written space lease agreements or revenue sharing contracts and generally give Anchor the exclusive right to install gaming machines at such locations. Two of the Company's gaming route agreements are space leases with major retail chains that require payments of fixed monthly fees based on the amount of space used or the number of gaming machines installed at each location. The remainder of the Company's gaming route agreements are revenue participation arrangements, which provide for the payment to the location owner of a percentage of revenues generated by Anchor's machines at such location. A location owner is not permitted to receive a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. See "--Regulation--Nevada."

    In 1996, Anchor extended its space lease agreement with its largest gaming machine route customer, Smiths, which was scheduled to expire in the year 2005, for five additional years at current rates through 2010. Anchor paid $5.0 million to Smiths for this extension. The agreement with Smiths provides for a fixed monthly rental fee per store throughout the term of the agreement and grants Anchor the exclusive right to install gaming machines at all Smiths stores in Nevada, including stores opened in the future.

    Anchor's space leases and revenue participation arrangements generally require Anchor to pay all installation, maintenance, and insurance expenses related to its operations at each location. Applicable taxes are paid by Anchor under space leases and are generally shared on the same basis as revenues under revenue participation arrangements. The leases generally provide that if Anchor fails to pay the required rental or license fees or defaults in the performance of any of its other obligations, the location operator can terminate the lease. Anchor believes that it is not in default under any of its present space leases or revenue participation arrangements. Generally, in the ordinary course of business, Anchor has lease and other security deposits, prepaid rent, and advances held by the owners of chain stores and other location operators.

    SERVICES AND OPERATIONS. Anchor attempts to attract and retain gaming machine route patrons by offering an attractive selection of gaming machines. Prior to installing machines at a location, Anchor studies the market potential and customer base and determines the appropriate machine mix for the location. Progressive jackpots are also offered at most of the Company's locations. Virtually all of the gaming machines operated by the Company's route operation are video poker machines because Anchor believes that interactive electronic games, such as video poker, are more attractive to its gaming machine route patrons than simple, mechanical reel-type slot machines.

    In marketing its services to the owners of retail stores and taverns, the Company also emphasizes quality service. The Company operates and services its machines using its own employees, who routinely repair and maintain the Company's gaming machines in order to improve reliability and in-service time. Management believes that the Company's gaming machines and related equipment are well maintained and in good working condition. In addition to physical service of the gaming machines, employees of the Company remove coins from the machines, refill machines that have exhausted their supply of coins, and provide payment of jackpots in excess of machine limits. Anchor also operates change booths at certain of its retail store locations.

SUPPLIERS

    Anchor has contracted with several manufacturers to develop both Anchor's existing and future product requirements. To date, the Company has purchased substantially all of the gaming machines used in its route operations from IGT. Silver Strike machines are currently produced by either IGT or Sigma Game, Inc. The primary components of Wheel of Gold are purchased from Bally Gaming International, Inc. and Acres Gaming. Totem Pole was originally manufactured for the Company by Universal Distributing of Nevada, Inc. Since that time, the Company has also contracted with Bally Gaming International, Inc. and IGT for the manufacture of Totem Pole. The Company is expected to continue its reliance on third parties for the manufacture of its proprietary games. An inability to obtain quality gaming machines, production parts, and replacement parts on reasonable terms or on a timely basis could have an adverse effect on Anchor.

COMPETITION

    GENERAL. Anchor is subject to intense competition in all of its markets, and management believes that national, regional, state, and local competition in the gaming industry in general will be extremely high during the foreseeable future, as gaming activities continue to expand in both traditional and new gaming jurisdictions. In addition, many of the Company's competitors have greater financial resources than the Company. See "Risk Factors--Competition."

    PROPRIETARY GAMES. Intense competition characterizes the market for proprietary games. Management believes that the primary bases for competition in the casino game market are price and potential profit to gaming location operators that install the games. The perceived popularity of games with casino patrons as well as the economics of the game are, management believes, factors considered by potential casino customers. The popularity of any of the Company's games may decline over time as consumer preferences change or as new, competing games are introduced. As a result, Anchor must continually anticipate and adapt its products to consumer preferences to maximize the economics of the game to the Company. There can be no assurance, however, that Anchor will continue to be successful in developing and marketing its products. If the Company fails to develop games that achieve market acceptance or if existing games become obsolete due to the introduction of popular games by Anchor's competitors the effects on Anchor could be material and adverse. Competitors in the game industry include manufacturers of gaming devices and other companies marketing gaming products and conversion kits that compete directly with the Company for the limited gaming spaces available at casinos.

    Anchor's strategy of creating recurring revenues from its proprietary games by placing the games in casinos under a royalty, revenue participation, or similar agreements involves a departure from the traditional practice of casinos of owning or leasing gaming devices. To the extent that casinos are reluctant to enter into arrangements that generate recurring revenues for suppliers of casino games, the market for Anchor's proprietary games could be limited. Competition within the market for games that generate recurring revenues could intensify as other suppliers of gaming devices enter this market or offer competitive products or terms.

    CASINOS. Intense competition also characterizes the Black Hawk/Central City and Cripple Creek markets. Since limited stakes gaming was instituted in Colorado in 1991, a number of Colorado casinos have ceased operations and others have filed for protection under Chapter 11 of the Bankruptcy Code. Others have closed temporarily or reduced the number of employees, and many casinos may not be operating profitably. Several proposals have been made to open new casinos or to expand existing casinos in Black Hawk, some of which have been abandoned or modified. Two casinos are being developed in Black Hawk located across the intersection from the Company's Colorado Central Station Casino. Casino America and Nevada Gold & Casinos have commenced construction of a casino scheduled to open in early 1999, which facility is expected to include 1,100 slot machines, 24 table games, and a 1,000 car parking garage. Riviera Holdings Corporation has announced that it plans to develop a gaming facility with 1,000 slot machines, 14 table games, and a 500 space covered parking garage, scheduled to open in the Spring of 1999. A joint venture between Black Hawk Gaming & Development Company, Inc. and Jacobs Entertainment Ltd. is constructing a gaming facility located near Colorado Central Station. The facility is scheduled to be completed in June 1998 and is expected to include 800 slot machines, 20 table games, and 500 parking spaces. In addition, construction is proceeding on a third major intersection off State Highway 119, which will provide access directly to one of the new casinos from State Highway 119, which is the primary access from the Denver metropolitan area. From time to time other casino companies have publicly expressed an interest in pursuing development or expansion in the Black Hawk/Central City market, and proposals to develop competitive projects are ongoing.

    It appears that national, regional, state, and local competition for the casino gaming market in general will remain extremely high during the foreseeable future, as casino gaming activities expand in traditional gaming states and in new jurisdictions. In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in far southwestern Colorado. The Company expects many competitors to enter new jurisdictions that authorize gaming, some of whom may have greater financial and other resources than the Company. Such proliferation of gaming activities could adversely affect the Company's business. In particular, the legalization of casino gaming in or near any metropolitan area, such as Denver, Colorado, from which the Company draws customers would have a material adverse effect on the Company's business. The Company believes, however, that proliferation of gaming activities into new jurisdictions presents an opportunity for it to expand its proprietary games operations.

    Colorado law requires an amendment to the State Constitution followed by local voter approval for any expansion of limited stakes gaming. State and local public initiatives regarding limited gaming in Colorado are being actively pursued by many persons. Several cities within Colorado have active citizens' lobbies that were able to place limited gaming initiatives on the November 1994 and November 1996 statewide ballot. Although these initiatives failed by substantial margins, new initiatives could be introduced on future statewide ballots to allow expansion of gaming in Colorado. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting Anchor's current casino operations in Colorado. In addition, Anchor's casinos in Colorado compete with casinos in other parts of the United States, as legalized gambling continues to proliferate.

    ROUTE OPERATIONS. Gaming machines and gaming of all types are available in Nevada casinos and in restricted gaming locations similar to those in which the Company operates gaming machines, and all of these gaming establishments compete directly or indirectly with Anchor's route operations. In addition, Anchor is subject to substantial competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas and Reno, Nevada, and their surrounding areas. The principal methods of competition for gaming machine locations are the lease, sublease, license, or revenue sharing terms, the service provided by the route operator, the reputation of the route operator, and the financial strength of the route operator. As existing space lease and revenue participation arrangements expire, competition for renewals can be expected to increase the amounts payable to location owners as compared to amounts payable under existing agreements. Anchor's route is the only route operation that features Double Down Stud, as the Company does not offer the game to competing route operators. Providing a proprietary game in its route operation is one of the ways Anchor differentiates itself from its competitors.

SECURITY

    Anchor's casino and gaming machine route operations generate, and require the Company to maintain, a large supply of available cash. In order to mitigate the risks of loss associated with maintaining such a supply, the Company employs physical security measures and utilizes strict internal accounting and custodial controls on receipts and disbursements. There can be no assurance, however, that the Company's precautions, internal controls, and physical security will provide security for its employees or prevent cash shortages resulting from employee errors or from theft. In addition, the Company maintains insurance to mitigate this risk.

EMPLOYEES

    At June 30, 1997, Anchor employed 869 persons, the substantial majority of whom are nonmanagement personnel. Of this total, approximately 545 people worked at the Colorado Central Station Casino and the Colorado Grande Casino. The balance of the Company's nonmanagement employees is involved in route and proprietary games operations. None of Anchor's employees is covered by a collective bargaining agreement, and Anchor believes that it has satisfactory employee relations.

SEASONALITY

    The Company's operations as a whole are not subject to significant seasonal variations. However, in general, the highest levels of business activity at its Colorado casinos occurs during the tourist season from July to October of each year. In addition, operations at the Colorado casinos during the winter months could be significantly affected by weather and road conditions in Colorado. The Company's proprietary games operations typically have their highest levels of business during the summer tourist season when its casino customers experience heavier tourist traffic.

REGULATION

    NEVADA. The manufacturing and distribution of gaming devices and the ownership and operation of gaming machine routes in Nevada are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act") and (ii) various local regulations. Generally, gaming activities may not be conducted in Nevada unless licenses are obtained from the Nevada Gaming Commission (the "Nevada Commission") and appropriate county and city licensing agencies. The Nevada Commission, the Nevada State Gaming Control Board (the "Nevada Board"), and the various county and city licensing agencies are collectively referred to as the "Nevada Gaming Authorities."

    The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things, (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping, and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations, and procedures could have an adverse effect on Anchor.

    Anchor Coin, which is the Company's subsidiary engaged in the distribution of gaming devices and route operations, is licensed by the Nevada Gaming Authorities. Anchor Coin is also licensed as a manufacturer to enable it to develop its proprietary games. Anchor Coin's gaming licenses require the periodic payment of fees and taxes and are not transferable. Anchor is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and, as such, is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from, Anchor Coin without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and Anchor Coin have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, and licenses required in order to engage in gaming activities in Nevada.

    Anchor Coin's operator's license enables it to operate gaming machines on premises owned by others. At locations with 15 or fewer gaming machines, the operation is considered to be a "restricted" gaming location. At locations with more than 15 gaming machines, the operation is considered to be a "nonrestricted" gaming location. Only one of the Company's route locations is a nonrestricted location. The nonrestricted regulatory requirements are reduced to some extent because no more than 35 gaming machines, and no table games, are operated at this location. Slot machines operated at restricted and nonrestricted locations are subject to various fixed fees and per-machine taxes levied on a quarterly and annual basis by the Nevada Gaming Authorities. Nonrestricted locations are subject to a tax on their gross revenues (the difference between amounts wagered by casino patrons and payments to casino patrons) that ranges from 3.0% to 6.25%. In its space lease agreements with retail chains, Anchor has agreed to pay all taxes and fees relating to the operation of gaming machines, and in its participation arrangements, taxes and fees are typically shared on the same basis as revenues. Significant increases in the fixed fees or taxes currently levied per machine or the tax currently levied on gross revenues could have a material adverse effect on the Company.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or Anchor Coin in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of Anchor Coin must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company who are actively and directly involved in the gaming activities of Anchor Coin may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to have a continuing relationship with the Company or Anchor Coin, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or Anchor Coin to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and Anchor Coin are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by Anchor Coin must be reported to or approved by, the Nevada Commission.

    If it were determined that the Nevada Act was violated by Anchor Coin, the gaming licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, Anchor Coin, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's nonrestricted locations, and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming property) could be forfeited to the state of Nevada. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect Anchor.

    Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than five percent of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10% but not more than 15% of the Company's voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter or bylaws, management, policies, or operations of the Company or any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities that must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identity the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company or Anchor Coin, the Company (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
(iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value. Additionally, the Clark County, Nevada Liquor and Gaming Licensing Board has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    The Company is required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on the Company.

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes.

    Changes in control of the Company through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process of the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) assure the financial stability of corporate gaming operators and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Company can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of the Licensees' participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are also required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability.

    The placement and number of gaming machines that may be operated in various locations are subject to limitation and control by local city and county laws and ordinances. Acting through their zoning powers and their powers to regulate gaming, local government entities determine the number of gaming machines that may be operated at non-casino locations and the types of locations where gaming operations may be conducted. Accordingly, changes in such local zoning laws and ordinances could have a material adverse effect on Anchor.

    COLORADO. The ownership and operation of gaming facilities in Colorado are subject to extensive state and local regulation. No gaming may be conducted in Colorado unless licenses are obtained from the Colorado Limited Gaming Control Commission (the "Colorado Commission"). In addition, the State of Colorado created the Division of Gaming (the "Colorado Division") within its Department of Revenue to license, implement, regulate, and supervise the conduct of limited stakes gaming. The Director (the "Colorado Director") of the Colorado Division, under the supervision of the Colorado Commission, has been granted broad powers to ensure compliance with the law and regulations. The Colorado Commission, the Colorado Division, the Colorado Director, and city authorities in Black Hawk, Central City, and Cripple Creek that have responsibility for regulation of gaming are collectively referred to as the "Colorado Gaming Authorities."

    The laws, regulations, and supervisory procedures of the Colorado Gaming Authorities seek to maintain public confidence and trust that licensed limited gaming is conducted honestly and competitively, that the rights of the creditors of licensees are protected, and that gaming is free from criminal and corruptive elements. It is the stated policy of the Colorado Gaming Authorities that public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations, and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment.

    The Colorado Commission is empowered to issue five types of gaming and gaming related licenses. Anchor's casinos in Colorado each require a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict a licensee at any time. No person or entity can have an ownership interest in more than three retail gaming licenses. The Colorado Grande Casino and the Colorado Central Station Casino have each obtained the required retail gaming licenses.

    In addition to retail gaming licenses for its casinos, all of Anchor's casino employees involved in gaming activities must apply for and receive a support gaming license prior to commencing employment. "Key" employees, which are defined as any executive, employee, or agent of a licensee having the power to exercise a significant influence over decisions concerning any part of the operations of any licensee, must obtain key licenses. At least one key license holder must be on the premises of each casino at all times. Anchor pays the cost of obtaining and maintaining key licenses. All licenses are revocable, nontransferable, and valid only for the particular location initially authorized, except that support and key employee licenses move with the approved individual and are not location specific.

    Any person or group of related persons that acquires beneficial ownership of between 5.0% and 9.99% of the outstanding Common Stock must report the acquisition to the Colorado Commission within ten days of acquiring such interest and may be required to provide additional information to the Colorado Commission and be found suitable. Any person or group of related persons that acquires beneficial ownership of 10% (or, with respect to institutional investors, 15%) or more of the outstanding Common Stock must apply to the Colorado Commission within 45 days after acquiring such interest and submit to investigation for suitability by the Colorado Commission. Certain qualifying institutional investors, at the Colorado Commission's discretion, may acquire up to 15% ownership before a finding of suitability is required if such investors provide certain information to the Colorado Commission regarding investment intent and other matters. In order to be found suitable, a stockholder must be a person of good moral character, honesty, integrity, and, in general terms, must be free from previous criminal or unsavory convictions or similar acts. The Colorado Commission may require substantial information in connection with a suitability investigation, including personal background and financial information, source of funding information, and a sworn statement that such person or entity is not holding the Common Stock for any other party, and also may require fingerprints. Until a finding of suitability occurs for a stockholder who is undergoing a suitability investigation, Anchor cannot pay any dividends to such stockholder nor may the stockholder exercise any voting rights with respect to the Common Stock. A stockholder that is found to be unsuitable must transfer its Common Stock to a suitable person within 60 days after the finding of unsuitability. Otherwise, Anchor may offer such person the lesser of the cash equivalent of such person's investment in the Common Stock or the current market price of the Common Stock as of the date of the finding of unsuitability, and the stockholder will be required to sell his or her Common Stock to Anchor. Anchor's Articles of Incorporation include a statement that all transfers of voting securities are subject to the regulations of the Colorado Commission and each other regulatory body to which the Company's activities are subject and detail the possibility of a repurchase if a stockholder is found unsuitable.

    The Colorado Commission has adopted comprehensive rules and regulations that require Anchor to maintain adequate books and records and prescribe minimum operating, security, and payoff procedures. Regulated operating procedures include hours of operation and rules of play. Rules regarding gaming, cheating, and fraudulent practices have also been adopted, which Anchor is obligated to police and enforce. Upon request, Anchor must submit copies of all written gaming contracts and summaries of all oral gaming contracts to which it is a party or intends to become a party. Anchor and its subsidiaries must also promptly inform the Colorado Commission of any change in their officers or directors and any such new officer or director will be subject to possible investigation prior to approval. Further, if any casino employee possessing a support license changes employment, is terminated, or resigns, Anchor must notify the Colorado Director.

    Anchor may not make a public offering of its securities without notifying the Colorado Commission. The notification must occur within 10 business days after the initial filing of a registration statement with the Securities and Exchange Commission or, if the offering will not be registered with the Securities and Exchange Commission, 10 days prior to the public use or distribution of any offering document. The notification procedures apply to any offering by Anchor where the proceeds will be used or intended for use (i) in constructing gaming facilities; (ii) in financing the operation of gaming facilities by any licensee; (iii) in acquiring any direct or indirect interest in Colorado gaming facilities; or (iv) in retiring or extending obligations incurred for any of the above purposes. The notification must disclose, among other things, a description of the securities to be offered, the proposed terms of the offering, its anticipated gross and net proceeds, and the use of the proceeds.

    Colorado law requires statewide voter approval of an amendment to the State Constitution for any expansion of limited gaming into additional locations and, depending on the authorization approved by the statewide vote, requires, in addition, voter approval from the locality in question. In 1994, Colorado voters defeated by a margin of 93% to 7% a proposal to permit gaming in Manitou Springs (located near Colorado Springs and Cripple Creek) and slot machines in airports. On November 5, 1996, Colorado voters defeated by a margin of 69% to 31% a proposal to allow gaming in the community of Trinidad, located on the New Mexico border. Recently, the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals at dog and horse racetracks under certain terms and conditions. Several cities within Colorado have active citizens' lobbies that were able to place gaming initiatives on recent statewide ballots. Although these initiatives have failed, new initiatives could be introduced on future statewide ballots to allow expansion of gaming in Colorado or prohibit gaming in the particular markets in Colorado where the Company operates. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting the Company's operations in Colorado. Additionally, there can be no assurance that future legislation will not be enacted that would impose additional restrictions or prohibitions on, or assess additional fees with respect to, the Company's business.

    The sale of alcoholic beverages at Anchor's casinos is subject to licensing, control, and regulation by the applicable state and local authorities. All alcoholic beverages licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend, or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on Anchor.

    The State of Colorado has enacted an annual tax on adjusted gross proceeds, as defined under Colorado law ("AGP") (gross gaming revenue being defined generally as the total amount wagered minus the total amount paid out in prizes) of 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million of AGP, 14% from $4.0 million to $5.0 million of AGP, 18% from $5.0 million to $10.0 million of AGP, and 20% of amounts in excess of $10.0 million of AGP.

    During the first year of gaming, casinos operated under a three-tiered tax system in which they paid 4% on the first $440,000 of AGP, 8% from $440,000 to $1.2 million of AGP, and 15% above $1.2 million of AGP. During the second gaming year, October 1, 1992 to September 30, 1993, casinos paid 2% on the first $1.0 million of AGP and 20% on any amount above $1.0 million of AGP. In the third year, October 1, 1993 to September 30, 1994, casinos paid 2% on the first $1.0 million of AGP, 8% from $1.0 million to $2.0 million of AGP, 15% from $2.0 million to $3.0 million of AGP, and 18% above $3.0 million of AGP. During the fourth and fifth years, October 1, 1994 through September 30, 1996, casinos paid 2% on the first $2.0 million of AGP, 8% from $2.0 million to $4.0 million of AGP, 15% from $4.0 million to

$5.0 million of AGP, and 18% above $5.0 million of AGP. During the sixth year, October 1, 1996 through September 30, 1997, casinos paid 2% on the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million of AGP, 14% from $4.0 million to $5.0 million of AGP, 18% from $5.0 million to $10.0 million of AGP, and 20% of amounts in excess of $10.0 million of AGP. During the sixth year, October 1, 1996 through September 30, 1997, casinos paid 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million, 14% from $4.0 million to $5.0 million, 18% from $5.0 million to $10.0 million, and 20% of amounts in excess of $10.0 million. Effective October 1 of each year, the Colorado Gaming Commission establishes the gross gaming revenue tax for the following 12 months. Under the Colorado Constitution, the Commission is authorized to increase the gaming tax rate to as much as 40%. There can be no assurance that the taxes or fees applicable to the Company will not be increased in the future, either by the Colorado electorate, legislation, or action by the Colorado Commission resulting in an adverse effect on the Company's operations.

    In addition, a "device fee" is required for each gaming device (i.e., each gaming machine and each gaming table). The State of Colorado currently imposes an annual fee of $75 per device (reduced from $100 effective October 1, 1994), and Black Hawk and Cripple Creek currently impose annual fees per device of $750 and $1,200, respectively. Black Hawk and Cripple Creek also impose liquor licensing fees, restaurant fees, and parking impact fees. Further, Anchor has paid, and in the future may be required to pay, local parking and other municipal "impact fees" based on the square footage of its facilities. Significant increases in the applicable taxes or fees, or the imposition of new taxes or fees, could have a material adverse effect on Anchor, and it is not unreasonable to expect that such taxes or fees could be increased or new taxes or fees imposed.

PROPRIETARY GAMES APPROVAL

    Anchor is licensed in several gaming jurisdictions as a distributor or manufacturer of gaming machines. These jurisdictions exert substantial regulatory controls over the Company and may impose restrictions on ownership of the Company's securities and require findings of suitability of individuals associated with the Company. Each of the Company's games must be approved and licensed in each jurisdiction in which it is played. Obtaining required approvals and licenses can be time consuming and costly and there can be no assurance of success. In addition, there can be no assurance that regulations adopted or taxes imposed by other states will permit profitable operations by the Company.

OTHER JURISDICTIONS

    FEDERAL GAMBLING DEVICES ACT OF 1962. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver, or receive gaming machines, gaming machine type devices, and components across state lines or to operate gaming machines unless that person has first registered with the Attorney General of the United States. The Federal Act does not apply to the Company's proprietary table games but does apply to the Company's proprietary gaming machines. Anchor has registered under the Federal Act and must renew its registration annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties. Any expansion of Anchor's gaming activities in Nevada and Colorado may require, and any expansion into other jurisdictions would require, additional approvals, licenses, and permits from various gaming authorities.

    NATIONAL GAMBLING IMPACT AND POLICY COMMISSION. In August 1996, the United States Congress passed legislation creating the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provides that, not later than two years after the enactment of such legislation, the commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operations. The Company is unable to predict whether this study will result in legislation that would impose regulations on gaming industry operators, including the Company, or whether such legislation, if any, would have a material adverse effect on the Company. Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL CONSIDERATIONS

    The Colorado Central Station Casino is located in an area that has been designated by the Environmental Protection Agency (the "EPA") as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site (the "Site"), as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Site for remediation and response costs associated with their properties and with the entire Site. The Colorado Central Station Casino is located within the drainage basin of North Clear Creek and is therefore subject to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the Site indicate that several contaminants exist in concentrations exceeding drinking water standards. Records relating to historical uses of the Site are uncertain as to whether mining actually occurred below the Company's property. Records do indicate, however, that an ore loading dock for a railroad depot was once located on adjacent property, and railroad tracks were present on the Company's property. Management is not aware of any environmental issues associated with these activities.

RISK FACTORS

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SUCH STATEMENTS REFER TO EVENTS THAT COULD OCCUR IN THE FUTURE OR MAY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "INTEND," "PLAN," "BELIEVE," CORRELATIVE WORDS, AND OTHER EXPRESSIONS INDICATING THAT FUTURE EVENTS ARE CONTEMPLATED. SUCH STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS.

    RISKS OF PROPRIETARY GAMES. The Company places its proprietary games in casinos at no cost to the casinos under short-term arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. Anchor intends to maintain and expand the number of installed proprietary games through enhancement of existing games, introduction of new games, and customer service, but there can be no assurance that these efforts will be successful.

    Introduction of new proprietary games involves significant risks, including whether the Company will be able to place its games with casinos, the economic terms on which casinos will accept the machines, the popularity of the games with gaming patrons, and whether a successful game can maintain its popularity over the long term. If the Company is not successful in introducing new games, the effects on Anchor could be adverse.

    Anchor derives revenues from the sale of souvenir tokens that are paid out by Silver Strike machines. The primary raw material for the tokens is silver, the price of which is subject to wide fluctuations. As silver prices rise, the Company may be unable to pass price increases through to its casino customers.

    Anchor has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary games, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's games, including Silver Strike, Totem Pole, and Clear Winner, do not have independent protection of the game itself. Anchor intends to promote aggressively its trademarks to build goodwill and customer loyalty. In addition, Anchor intends to improve and add innovations to certain of its games, which may be subject to legal protection. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company. None of the foregoing measures provides assurance that Anchor's proprietary games or the concepts incorporated in the games could not be successfully duplicated by third parties. Third parties could infringe on Anchor's rights, or Anchor's proprietary games could be successfully duplicated without infringing on Anchor's legal rights. Many elements incorporated in Anchor's proprietary games are in the public domain or otherwise not susceptible to legal protection, and the steps taken by Anchor will not, in and of themselves, preclude competition with Anchor's proprietary games.

    Anchor also derives revenues from the sale of souvenir tokens that are paid out by Silver Strike machines. The primary raw material for the tokens is silver, the price of which is subject to wide fluctuations. As silver prices rise, the Company may be unable to pass price increases through to its casino customers.

    COMPETITION. Intense competition characterizes the market for proprietary games. Competitors in the game industry include manufacturers of gaming devices and other companies marketing gaming products and conversion kits, which compete directly with the Company for the limited gaming spaces available at casinos. The popularity of any of the Company's games may decline over time as consumer preferences change or as new, competing games are introduced. The Company's competitors are engaged in intense efforts to produce proprietary games that compete with those of the Company. As a result, Anchor must continually anticipate and adapt its products to consumer preferences in order to maximize the economics of the game to the Company. There can be no assurance, however, that Anchor will continue to be successful in developing and marketing its products. If the Company fails to develop games that achieve market acceptance or if existing games become obsolete due to the introduction of popular games by Anchor's competitors the effects on Anchor could be material and adverse.

    Anchor's strategy of creating recurring revenues from its proprietary games by placing the games in casinos under a royalty, revenue participation, or similar agreements involves a departure from the traditional practice of casinos of owning or leasing gaming devices. To the extent that casinos are reluctant to enter into arrangements that generate recurring revenues for suppliers of casino games, the market for Anchor's proprietary games could be limited. Competition within the market for games that generate recurring revenues could intensify as other suppliers of gaming devices enter this market or offer competitive products or terms.

    Intense competition also characterizes the Black Hawk/Central City and Cripple Creek markets. Since limited stakes gaming was instituted in Colorado in 1991, a number of Colorado casinos have ceased operations and others have filed for protection under Chapter 11 of the Bankruptcy Code. Others have closed temporarily or reduced the number of employees, and many casinos may not be operating profitably. Several proposals have been made to open new casinos or to expand existing casinos in Black Hawk, some of which have been abandoned or modified. Two casinos are being developed in Black Hawk located across the intersection from the Company's Colorado Central Station Casino. Casino America and Nevada Gold & Casinos have commenced construction of a casino scheduled to open in early 1999, which facility is expected to include 1,100 slot machines, 24 table games, and a 1,000 car parking garage. Riviera Holdings Corporation has announced that it plans to develop a gaming facility with 1,000 slot machines, 14 table games, and a 500 space covered parking garage, scheduled to open in the Spring of 1999. A joint venture between Black Hawk Gaming & Development Company, Inc. and Jacobs Entertainment Ltd. is constructing a gaming facility located near Colorado Central Station. The facility is scheduled to be completed in June 1998 and is expected to include 800 slot machines, 20 table games, and 500 parking spaces. In addition, construction is proceeding on a third major intersection off State Highway 119, which will provide access directly to one of the new casinos from State Highway 119, which is the primary access from the Denver metropolitan area. From time to time other casino companies have publicly expressed an interest in pursuing development or expansion in the Black Hawk/Central City market, and proposals to develop competitive projects are ongoing.

    It appears that national, regional, state, and local competition for the casino gaming market in general will remain extremely high during the foreseeable future, as casino gaming activities expand in traditional gaming states and in new jurisdictions. In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in southwestern Colorado. The Company expects many competitors to enter new jurisdictions that authorize gaming, some of whom may have greater financial and other resources than the Company. Such proliferation of gaming activities could adversely affect the Company's business. In particular, the legalization of casino gaming in or near any metropolitan area, such as Denver, Colorado, from which the Company draws customers would have a material adverse effect on the Company's business. The Company believes, however, that proliferation of gaming activities into new jurisdictions presents an opportunity for it to expand its proprietary games operations.

    Gaming machines and gaming of all types are available in Nevada casinos and in restricted gaming locations similar to those in which the Company operates gaming machines, and all of these gaming establishments compete directly or indirectly with Anchor's route operations. In addition, Anchor is subject to substantial competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas and Reno, Nevada, and their surrounding areas. The principal methods of competition for gaming machine locations are the lease, sublease, license, or revenue sharing terms, the service provided by the route operator, the reputation of the route operator, and the financial strength of the route operator. As existing space lease and revenue participation arrangements expire, competition for renewals can be expected to increase the amounts payable to location owners as compared to amounts payable under existing agreements.

    RISKS OF PURSUING NEW CASINO GAMING OPPORTUNITIES. The Company is actively seeking to expand its casino operations into jurisdictions that have legalized or are expected to legalize gaming in the future. There can be no assurance, however, that the Company will be able to identify suitable casino projects in which to invest or will be able to complete any such project as scheduled or contemplated. The Company's ability to complete and operate new casino projects will be dependent on a number of factors, many of which are beyond Anchor's control, including identifying suitable investment partners (if appropriate), negotiating acceptable terms, securing required state, foreign, and local licenses, permits, and approvals, securing adequate financing on acceptable terms, identifying and securing suitable locations (which management expects will be limited and in high demand), voter and other political approvals, demographic trends, and consumers' gaming preferences. As a result, there can be no assurance that the Company will be able to develop new or expand its current casino operations. In particular, there can be no assurance that Anchor will be successful in its effort to secure management contracts or multiple site contracts or if successful, which locations, the number of contracts, the time frame in which they might be awarded, or when the sites will be operational, in Ontario, Canada. See "Business--Casinos--Canadian Opportunity." In addition, the Company may incur costs in connection with pursuing new gaming opportunities that it cannot recover and may be required to expense certain of these costs, which may negatively affect the Company's reported operating performance for the periods during which such costs are expensed.

    RISKS OF DEPENDENCE ON SUPPLIERS. The Company utilizes outside vendors, some of which are competitors of the Company, to manufacture a significant portion of its proprietary game machines and parts. An inability to obtain gaming machines and components, production parts, and replacement parts on reasonable terms or on a timely basis could have an adverse effect on Anchor.

    GAMING REGULATIONS AND TAXES. The Company's operations are subject to extensive state and local regulation and taxation in Nevada, Colorado, and other jurisdictions in which Anchor operates, and any future activities in additional jurisdictions will be similarly regulated and taxed. State and local authorities require various licenses, permits, and approvals to be held by the Company, and these authorities may, among other things, revoke the license of any entity licensed as a gaming corporation, the registration of any entity registered as a holding company of a gaming corporation, or the license of any individual licensed as an officer, director, control person, employee, or stockholder of a licensed or registered entity. Gaming licenses and related approvals are deemed to be privileges under Nevada and Colorado law and the laws of other jurisdictions, and no assurances can be given that existing licenses will not be revoked. Regulatory changes or increases in applicable taxes or fees in Nevada or Colorado or the laws of other jurisdictions in which the Company operates could have a material adverse effect on the Company. There can be no assurance that regulations adopted or taxes imposed by Nevada, Colorado, or other jurisdictions will not have a material adverse effect on the Company. See "Regulation."

    Colorado law requires statewide voter approval of an amendment to the State Constitution for any expansion of limited gaming into additional locations and, depending on the authorization approved by the statewide vote, requires, in addition, voter approval from the locality in question. In 1994, Colorado voters defeated by a margin of 93% to 7% a proposal to permit gaming in Manitou Springs (located near Colorado Springs and Cripple Creek) and slot machines in airports. On November 5, 1996, Colorado voters defeated by a margin of 69% to 31% a proposal to allow gaming in the community of Trinidad, located on the New Mexico border. Recently, the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals at dog and horse racetracks under certain terms and conditions. Several cities within Colorado have active citizens' lobbies that were able to place gaming initiatives on recent statewide ballots. Although these initiatives have failed, new initiatives could be introduced on future statewide ballots to allow expansion of gaming in Colorado or prohibit gaming in the particular markets in Colorado where the Company operates. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting the Company's operations in Colorado. Additionally, there can be no assurance that future legislation will not be enacted that would impose additional restrictions or prohibitions on, or assess additional fees with respect to, the Company's business.

    Each of the Company's proprietary games must be approved and licensed in each jurisdiction in which it is placed. The Company must still obtain approvals for certain of its games in certain gaming jurisdictions before it can fill all of its orders to place machines. Obtaining required licenses can be time consuming and costly and there can be no assurance that any game will be successfully licensed in any jurisdiction.

    Any beneficial holder of the Common Stock may be subject to investigation by gaming authorities in Nevada, Colorado, and other jurisdictions in which Anchor does business if such authorities have reason to believe that such ownership may be inconsistent with a state's gaming policies. Persons who acquire beneficial ownership of more than certain designated percentages of the Common Stock may be subject to certain reporting and qualification procedures. The Company's Articles of Incorporation provide that all transfers of voting securities are subject to the regulations of each regulatory body to which the Company's activities are subject and provide for a mandatory repurchase of Common Stock if a stockholder is found unsuitable. In addition, changes in control of the Company and certain other corporate transactions may not be effected without the prior approval of gaming authorities in Nevada, Colorado, and other jurisdictions in which the Company does business. Such provisions could adversely affect the marketability of the Common Stock or prevent certain corporate transactions, including mergers or other business combinations. See "Regulation."

    In August 1996, the United States Congress passed legislation creating the National Gambling Impact and Policy Commission to conduct a comprehensive study of all matters relating to the economic and social impact of gaming in the United States. The legislation provides that, not later than two years after the enactment of such legislation, the commission must issue a report to the President and to Congress containing its findings and conclusions, together with recommendations for legislation and administrative actions. Any such recommendations, if enacted into law, could adversely impact the gaming industry and have a material adverse effect on the Company's business or results of operations. The Company is unable to predict whether this study will result in legislation that would impose additional regulations on gaming industry operators, including the Company, or whether such legislation, if any, would have a material adverse effect on the Company. Additionally, from time to time, certain federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax could have a material adverse effect on the Company's financial condition or results of operations.

    RISKS OF EXISTING COLORADO OPERATIONS: ACCESS TO BLACK HAWK AND CRIPPLE CREEK. The cities of Black Hawk and Cripple Creek are located in the Colorado Rockies and each is serviced by winding mountain roads that require extremely cautious driving, especially in bad weather. These roads also have tunnels that are subject to closure. Congestion on the roads leading into Black Hawk and Cripple Creek is not uncommon during the peak summer season, holidays, and other times of the year, and such congestion may discourage potential customers from traveling to the Company's casinos. In addition, concerns about the overall availability of convenient parking in Black Hawk and, to a lesser extent, Cripple Creek may discourage some potential customers. Further, Black Hawk and, to a lesser extent, Cripple Creek have experienced unanticipated demands for their municipal systems, including water and sewage treatment facilities. Increased levels of activity in the area may exacerbate old or pose new municipal and environmental problems, the costs of which could be imposed on the gaming industry and in part by the Company.

    RISKS OF EXISTING COLORADO OPERATIONS: ENVIRONMENTAL CONSIDERATIONS. The Colorado Central Station Casino is located in an area that has been designated by the Environmental Protection Agency (the "EPA") as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site (the "Site"), as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Site for remediation and response costs associated with their properties and with the entire Site. The Colorado Central Station Casino is located within the drainage basin of North Clear Creek and is therefore subject to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the Site indicate that several contaminants exist in concentrations exceeding drinking water standards. Records relating to historical uses of the Site are uncertain as to whether mining actually occurred below the Company's property. Records do indicate, however, that an ore loading dock for a railroad depot was once located on adjacent property, and railroad tracks were present on the Company's property. Management is not aware of any environmental issues associated with these activities.

    DEPENDENCE ON KEY PERSONNEL. The success of Anchor is largely dependent on the efforts and skills of Stanley E. Fulton, its Chairman of the Board, and other key officers and employees of Anchor. The loss of Mr. Fulton's or such other key officers' or employees' services could have a material adverse effect on Anchor. The expansion of Anchor's businesses may require additional managers with gaming industry experience, as well as additional skilled employees. A shortage of skilled management personnel exists in the gaming industry, which may make it more difficult and expensive to attract and retain qualified managers and employees. In addition, some of the Company's key employees perform their services under contracts that do not contain covenants not to compete with the Company, and it is therefore possible that competitors could attempt to hire certain of the Company's key employees. One of the Company's key game development employees has a contract that allows him to pursue certain gaming related businesses for an entity not controlled by Anchor, and it is therefore possible that this key employee could devote substantial attention to enterprises other than Anchor.

    CONTROL OF THE COMPANY. On August 29, 1997, Anchor Gaming filed a Registration Statement on Form S-3 with the Securities and Exchange Commission covering an offering (the "Offering") of 1,800,000 shares of common stock, of Anchor (the "Common Stock") to be offered by certain selling stockholders, including Stanley E. Fulton, Chairman and Chief Executive Officer of the Company (657,700 shares), and Elizabeth Fulton and the six Fulton children (1,142,300 shares). Stanley E. Fulton will also grant to the underwriters of the Offering an over-allotment option to purchase an additional 270,000 shares of Common Stock. Upon completion of the Offering, the officers and directors of the Company and members of their respective families will own beneficially approximately 40.5% of the outstanding Common Stock (38.4% if the Underwriters' over-allotment option is exercised in full). The ability to vote these shares gives such persons the ability to exert substantial influence over any matter coming to a vote of stockholders of the Company, including the election of directors and certain mergers, asset sales, or other major corporate transactions affecting the Company. All six of Mr. Fulton's children and a third party have granted him an irrevocable proxy expiring on December 31, 1998 to vote their shares of Common Stock. As a result, Mr. Fulton will have voting control of 39.2% of the Common Stock to be outstanding after the Offering. Such voting power, together with certain anti-takeover provisions included in the Company's Articles of Incorporation and Bylaws and a Shareholder Rights Plan (described below), could have the effect of delaying or discouraging an unsolicited takeover of the Company.

    RIGHTS PLAN. The board of directors of Anchor has authorized the Company to enter into a Stockholder Rights Plan (the "Rights Plan") providing that one right (a "Right") will be attached to each share of Common Stock as of a record date to be determined by the board of directors (the "Record Date"). Each Right will entitle the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-thousandth of a share of Series A Preferred at a Purchase Price of $400.00 per Unit (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are to be set forth in the Rights Agreement (the "Rights Agreement"), between the Company and a bank or financial institution to be selected by the Company as Rights Agent (the "Rights Agent").

    Initially, the Rights will be attached to all Common Stock certificates representing shares outstanding as of the Record Date, and no separate certificate (a "Rights Certificate") will be distributed. The Rights will separate from the Common Stock and a "Distribution Date" will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "Stock Acquisition Date"), (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock, or (iii) 10 business days after the board of directors of the Company determines that any person or entity or group has become the beneficial owner of an amount of Common Stock that the board of directors determines to be substantial (which amount will in no event be less than 10% of the shares of Common Stock outstanding) and that (a) such person or entity or group intends to cause the Company to repurchase the Common Stock beneficially owned by such person or entity or group or to exert pressure against the Company to take any action or enter into any transaction or series of transactions with the intent or the effect of providing such person or entity or group with short-term gains or profits under circumstances in which the board of directors determines that the long-term interests of the Company and its stockholders would not be served by taking such action or entering into such transactions or series of transactions, or (b) beneficial ownership by such person or entity or group is reasonably likely to have a material adverse effect on the business, competitive position, prospects, or financial condition of the Company and its subsidiaries (an "Adverse Person"). Until the Distribution Date,
(i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates; (ii) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate. The Rights Agreement provides that Stanley E. Fulton, and certain of his transferees, donees, or successors, who together were beneficial owners of more than 52.4% of the Common Stock of the Company outstanding on August 27, 1997, are excluded from the definition of "Acquiring Person." Mr. Fulton is also excluded from the definition of "Adverse Person."

    The Rights are not exercisable until the Distribution Date and will expire at the close of business on the tenth anniversary of the Rights Agreement, unless earlier redeemed by the Company as described below.

    As soon as practicable after the Distribution Date, Rights Certificates will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the board of directors, only shares of Common Stock outstanding prior to the Distribution Date will be issued with Rights.

    In the event that (i) the Company is the surviving corporation in a merger or combination with any Acquiring Person or any Adverse Person, or any associate or affiliate of any Acquiring Person or Adverse Person, and its Common Stock remains outstanding; (ii) any Acquiring Person or any Adverse Person, or any associate or affiliate of any Acquiring Person or Adverse Person, engages in one or more "self-dealing" transactions to be set forth in the Rights Agreement;
(iii) an Acquiring Person becomes the beneficial owner of 15% or more of the then outstanding shares of Common Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the Continuing Directors of the Company (as defined below) who are not representatives, nominees, affiliates, or associates of an Acquiring Person, to be fair and otherwise in the best interest of the Company and its stockholders); (iv) during such time as there is an Acquiring Person or Adverse Person an event occurs that results in such Acquiring Person's or Adverse Person's ownership interest being increased by more than 1% (E.G., a reverse stock split or recapitalization); or (v) the board of directors determines that a person is an Adverse Person, each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company), having a value equal to two times the Exercise Price of the Right. The Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph (the "Flip-In Events"), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person or any Adverse Person, or an associate or affiliate of any Acquiring Person or Adverse Person, will be null and void. However, Rights are not exercisable following the occurrence of any of the Flip-In Events set forth above until such time as the Rights are no longer redeemable by the Company as set forth below.

    In the event that following the Stock Acquisition Date, (i) the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation (other than a merger that follows a tender offer that the board of directors has found to be fair to the stockholders of the Company, as described above); or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) will thereafter have the right to receive, upon exercise of the Right, Common Stock of the acquiring company having a value equal to two times the Exercise Price of the Right.

    The Purchase Price payable, and the number of Units of Series A Preferred or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination, or reclassification of, the Series A Preferred; (ii) if holders of the Series A Preferred are granted certain rights or warrants to subscribe for Series A Preferred or convertible securities at less than the current market price of the Series A Preferred; or (iii) upon the distribution to holders of the Series A Preferred of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

    With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Series A Preferred on the last trading date prior to the date of exercise.

    At any time until 10 days following the Stock Acquisition Date, the Company may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The ten day redemption period may be extended by the board of directors so long as the Rights are still redeemable. Under certain circumstances, the decision to redeem will require the concurrence of a majority of the Continuing Directors referred to below. Immediately upon the action of the board of directors ordering redemption of the Rights, the Rights will terminate and the only right of the holders of Rights will be to receive the $.01 redemption price.

    The term "Continuing Director" means any member of the board of directors of the Company who was a member of the board of directors prior to the adoption of the Rights Plan and any person who is subsequently elected to the board of directors if such person is recommended or approved by a majority of the Continuing Directors, but will not include an Acquiring Person or any Adverse Person, or an affiliate or associate of an Acquiring Person or Adverse Person, or any representative of the foregoing entities.

    Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company as set forth above.

    Other than those provisions relating to the principal economic terms of the Rights, any of the provisions of the Rights Agreement may be amended by the board of directors of the Company prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the board of directors (in certain circumstances, with the concurrence of the Continuing Directors) in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights (excluding the interest of any Acquiring Person or any Adverse Person), or to shorten or lengthen any time period under the Rights Agreement; provided that no amendment to adjust the time period governing redemption will be made at such time as the Rights are not redeemable.

    The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstances. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers. However, the Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the board of directors to negotiate with an acquiror on behalf of all of the shareholders.

ITEM 2.  PROPERTIES.

    The Company's principal properties consist of (i) the Colorado Central Station Casino in Black Hawk, Colorado, (ii) the Colorado Grande Casino in Cripple Creek, Colorado, and (iii) corporate headquarters in Las Vegas, Nevada.

    The Colorado Central Station Casino is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119. Black Hawk, Colorado is approximately 40 miles from Denver, Colorado. The Colorado Central Station has more than 680 gaming machines, 19 table games, and food-court restaurant area. The Colorado Central Station Casino building has approximately 49,000 square feet of floor space, with 16,637 square feet of gaming area over three floors. The casino has more than 770 parking spaces and is the first shuttle stop from Black Hawk's 3000-space public facility.

    The Colorado Grande Casino is located 45 miles from Colorado Springs and 75 miles from Pueblo, Colorado. The facility, which is leased, occupies 15,000 square feet of a commercial facility, of which 3,125 square feet are devoted to gaming. The casino is located at one of the principal intersections in Cripple Creek and has 44 adjacent parking spaces and a separate lot for employee parking. The casino features more than 210 gaming machines, a full service restaurant, and bar.

    In October 1994, the Company consolidated its Las Vegas offices into a new headquarters facility, also located in Las Vegas. Since that time it has expanded to 17,000 square feet of office space and 30,000 square feet of sub-assembly and warehouse space, all of which is leased.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is from time to time a party to legal proceedings that arise in the ordinary course of business. Management does not believe that any such pending or threatened legal proceedings are material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

    Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is listed on the Nasdaq National Market-Registered Trademark- and trades under the symbol "SLOT." The following table sets forth the high and low closing prices per share of the Company's Common Stock on the Nasdaq National Market for the described periods. The Company has not declared any dividends from the time of the IPO until the present.

                                              PRICE RANGE
                                           ------------------
FISCAL 1996                                 HIGH        LOW
----------------------------------------   -------    -------
First quarter...........................   $26 1/4    $20 1/2

Second quarter..........................   $25        $18 7/8

Third quarter...........................   $32 1/4    $21 3/4

Fourth quarter..........................   $69        $32 3/4


FISCAL 1997                                 HIGH        LOW
----------------------------------------   -------    -------
First quarter...........................   $68 3/4    $50 1/2

Second quarter..........................   $64 1/2    $30 1/8

Third quarter...........................   $40 3/4    $27 7/8

Fourth quarter..........................   $47 3/4    $25

    As of September 18, 1997, there were approximately 4,000 beneficial holders of the Company's common stock.

    The board of directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock of Anchor in the foreseeable future. The Company is a party to a revolving credit facility with a bank that prohibits the payment of dividends. Subject to contractual restrictions, any future determinations as to the payment of dividends will be at the discretion of the board of directors of the Company, and will depend on the Company's financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.

    Because the Company's principal operating entities were S corporations from their inception until the consummation of the initial public offering, a substantial portion of Anchor Gaming's net income in past years was distributed to its stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere or incorporated by reference in this Prospectus. The income statement and balance sheet data for each of the five fiscal years ended June 30, 1997 are derived from the audited consolidated financial statements of the Company.

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                                  -----------------------------------------------------
                                                                    1997       1996       1995     1994 (1)     1993
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues:
    Casino operations...........................................  $  69,223  $  65,125  $  56,184  $  23,713  $   3,896
    Proprietary games...........................................     49,716     21,457     14,159      4,147        117
    Route operations............................................     33,509     28,651     25,818     26,123     25,018
    Food and beverage...........................................      1,300      1,233      1,250        786        446
                                                                  ---------  ---------  ---------  ---------  ---------
      Total revenues............................................    153,749    116,466     97,411     54,769     29,477
  Total costs and expenses:
    Casino operations...........................................     29,100     26,830     21,500      8,199      1,326
    Proprietary games...........................................     11,039     12,114      9,851      3,047        141
    Route operations............................................     19,905     17,158     15,659     15,416     14,869
    Food and beverage...........................................      1,432      1,300      1,387        768        478
    Selling, general, and administrative........................     28,164     21,074     20,949     10,375      3,573
    Preopening costs............................................     --         --         --            731     --
    Project cost write-downs....................................      2,117     --         --         --         --
    Depreciation and amortization...............................      8,798      4,110      3,215      2,121      1,317
                                                                  ---------  ---------  ---------  ---------  ---------
      Total costs and expenses..................................    100,555     82,586     72,561     40,657     21,704
                                                                  ---------  ---------  ---------  ---------  ---------

  Income from operations........................................     53,194     33,881     24,850     14,112      7,773
  Interest income...............................................      3,793      2,028      1,105        379         88
  Interest expense..............................................       (288)      (429)      (732)    (1,314)      (954)
  Other income (expense) (2)....................................        (22)        43        244        244         87
                                                                  ---------  ---------  ---------  ---------  ---------
  Income before provision for income taxes......................     56,677     35,523     25,467     13,421      6,994
  Historical and pro forma provision for income taxes (3).......     21,001     13,188      9,486      4,702      2,378
                                                                  ---------  ---------  ---------  ---------  ---------
  Net income and pro forma net income (3).......................  $  35,676  $  22,335  $  15,981  $   8,719  $   4,616
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                  ---------  ---------  ---------  ---------  ---------
  Weighted average common and common equivalent shares
    outstanding (4).............................................     13,691     12,153     11,447      8,481      6,459
  Earnings and pro forma earnings per common and common
    equivalent share (3)........................................  $    2.61  $    1.84  $    1.40  $    1.03  $    0.71

OTHER DATA:
  EBITDA (5)....................................................  $  61,992  $  37,990  $  28,065  $  16,233  $   9,088
  Capital expenditures..........................................     38,108     27,916      7,834     17,921      5,142

                                                                                     AS OF JUNE 30,
                                                                  -----------------------------------------------------
                                                                    1997       1996       1995     1994 (1)     1993
                                                                  ---------  ---------  ---------  ---------  ---------
                                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.....................................  $  66,427  $  78,113  $  26,132  $  10,472  $   3,872
  Total assets..................................................    188,876    162,312     79,266     58,903     22,576
  Long term notes payable, principal stockholder................      2,800      3,650      5,989      6,927     17,243
  Stockholders' equity (6)......................................    171,331    146,307     64,832     47,001      3,840

------------------------------

(1) Reflects six months of operations at the Company's Colorado Central Station Casino in Black Hawk, Colorado, which opened December 25, 1993, and five months of proprietary games operations acquired in conjunction with the Company's IPO.

(2) Other income (expense) consists of minority interest in earnings of consolidated subsidiary, and other income (expense).

(3) A pro forma provision for federal income taxes (assuming a 34% effective tax rate through fiscal 1994) has been calculated for all periods prior to the IPO as if the principal subsidiaries of the Company had not elected to be treated as S corporations during those periods.

(4) Weighted average shares outstanding are presented as if the reorganization completed in conjunction with the Company's IPO took place July 1, 1992.

(5) EBITDA consists of income from operations plus depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented solely as supplemental disclosure because the Company believes that it enhances the understanding of the ability to service debt. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles.

(6) Because the principal subsidiaries of the Company elected to be treated as S corporations prior to the Company's IPO, a substantial portion of the Company's net income prior to the IPO was distributed to its stockholders. Subsequent to its IPO, earnings have been retained to support operations and to finance expansion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    In February 1994, Anchor completed its IPO of 3,162,500 shares of Common Stock at a price of $12 per share. Simultaneously with the closing of the IPO, Anchor became the holding company for its current subsidiaries, Anchor Coin, Colorado Grande Enterprises, Inc., C.G. Investments, Inc., and D D Stud, Inc., each of which had been operated under different ownership structures controlled primarily by Stanley E. Fulton, the Chairman of the Board, Chief Executive Officer, and acting Chief Financial Officer of Anchor. Also at the time of the IPO, the Company acquired all of the beneficial ownership of Global Gaming Products, L.L.C. and certain related assets from Global Distributors, Inc. (the "Acquisition"), which were primarily involved in the distribution of the proprietary game Silver Strike. Stanley E. Fulton also owned 50% of Global Gaming Products, L.L.C. prior to the Acquisition. The financial position and operating results of Colorado Grande Enterprises, Inc. are included in the consolidated financial statements as an 80% consolidated subsidiary.

    On April 23, 1996, the Company completed a secondary offering of 2.3 million shares of Common Stock at a price of $37 per share. 1.55 million of these shares were sold by the Company (the "Secondary Offering") and the remaining 750,000 shares were sold by selling stockholders. Net proceeds to the Company from the Secondary Offering were $53.9 million.

    The following table sets forth the percentage of Anchor's total revenues attributable to casino operations, proprietary games operations, gaming machine route operations, and food and beverage operations during the fiscal years ended June 30, 1997, 1996, and 1995. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the Company's introduction of the new proprietary game Wheel of Gold, which began generating revenue in the third quarter of fiscal 1996 and to a lesser extent, the commencement of the Strategic Alliance with IGT during the second half of fiscal 1997. The Company's food and beverage revenues are derived primarily from its casino operations and, to a lesser extent, from its route operations.

                                                                               FISCAL YEARS ENDED JUNE 30,
                                                                          -------------------------------------
                                                                             1997         1996         1995
                                                                          -----------  -----------  -----------
SOURCES OF REVENUES:
Casino operations.......................................................       45.0%        55.9%        57.7%
Proprietary games operations............................................       32.4         18.4         14.5
Route operations........................................................       21.6         24.6         26.5
Food and beverage operations............................................        0.8          1.1          1.3
                                                                              -----        -----        -----
    Total revenues......................................................      100.0%       100.0%       100.0%
                                                                              -----        -----        -----
                                                                              -----        -----        -----

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

    REVENUES. Total revenues were $153.7 million for the fiscal year ended June 30, 1997, an increase of $37.2 million or 31.9% from $116.5 million for the fiscal year ended June 30, 1996.

    Revenues from casino operations were $69.2 million for the fiscal year ended June 30, 1997, an increase of $4.1 million or 6.3% from $65.1 million for the fiscal year ended June 30, 1996. The increase is primarily due to increased revenues at the Colorado Central Station Casino and, to a lesser extent, due to increased revenues at the Colorado Grande Casino.

    Revenues from proprietary games operations were $49.7 million for the fiscal year ended June 30, 1997, an increase of $28.2 million or 131.2% from $21.5 million for the fiscal year ended June 30, 1996. The increase is primarily due to revenues generated from the Company's proprietary game, Wheel of Gold, introduced December 29, 1995, as well as revenues from the Company's strategic alliance with IGT and, to a lesser extent, from its newest proprietary game, Totem Pole, and increased revenues generated from the proprietary game Clear Winner. These increases were offset to some extent by decreased revenues generated from the proprietary game Silver Strike.

    Revenues from route operations were $33.5 million for the fiscal year ended June 30, 1997, an increase of $4.8 million or 16.7% from $28.7 million for the fiscal year ended June 30, 1996. Machines on route increased to 801 at June 30, 1997, from 692 at June 30, 1996, while average machines on route during fiscal 1997 were 106 machines greater than fiscal 1996.

    COSTS AND EXPENSES. Total costs and expenses were $100.6 million for the fiscal year ended June 30, 1997, an increase of $18.0 million or 21.8% from $82.6 million for the fiscal year ended June 30, 1996. Total costs and expenses as a percentage of total revenues decreased to 65.5% during fiscal 1997 from 70.9% during fiscal 1996.

    Costs and expenses of casino operations were $29.1 million for the fiscal year ended June 30, 1997, an increase of $2.3 million or 8.6% from $26.8 million for the fiscal year ended June 30, 1996. Casino costs and expenses as a percentage of casino revenue increased to 42.0% during fiscal year 1997 from 41.2% during fiscal year 1996. The increase in casino costs and expenses was primarily due to increased gaming taxes and promotions at both of the Company's casinos.

    Costs and expenses of proprietary games operations were $11.0 million for the fiscal year ended June 30, 1997, a decrease of $1.1 million or 9.1% from $12.1 million for the fiscal year ended June 30, 1996. Prior to the introduction of Wheel of Gold, most of the proprietary games operations' costs were associated with the production of Silver Strike tokens. Costs and expenses of proprietary games operations decreased primarily due to a decrease in Silver Strike token sales in fiscal year 1997 compared to fiscal year 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 22.1% during fiscal year 1997 from 56.3% during fiscal year 1996. The decrease in proprietary games costs and expenses as a percentage of revenue is a result of increased revenues from the Company's newer proprietary games, which incur less costs and expenses as a percentage of revenue than the Company's Silver Strike game, which previously accounted for most of the Company's proprietary games revenue.

    Costs and expenses of route operations were $19.9 million for the fiscal year ended June 30, 1997, an increase of $2.7 million or 15.7% from $17.2 million for the fiscal year ended June 30, 1996. Costs and expenses of route operations as a percentage of route revenue remained fairly constant at 59.4% during fiscal year 1997 compared to 59.9% during fiscal year 1996. The increase in route costs and expenses was primarily due to increased location costs and, to a lesser extent, increased direct payroll costs, both related to increased machines on route.

    Selling, general, and administrative ("SG&A") expenses were $28.2 million for the fiscal year ended June 30, 1997, an increase of $7.1 million or 33.7% from $21.1 million for the fiscal year ended June 30, 1996. SG&A expenses as a percentage of total revenue remained fairly constant at 18.4% during fiscal year

1997 compared to 18.1% during fiscal year 1996. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $4.7 million primarily due to increased research, development, and licensing costs and an increase in SG&A expenses at the Colorado Central Station Casino of approximately $2.0 million.

    In November 1996, the Company announced it was re-evaluating the scope and nature of its proposed addition of a new casino across the street from the Colorado Central Station Casino. During the fourth quarter of fiscal year 1997, the Company determined it was necessary to recognize a project cost write-down of $2.1 million. The project costs were specifically related to architectural fees, building design costs, and deferred rent that were determined to have no future benefit.

    Depreciation and amortization expense was $8.8 million for the fiscal year ended June 30, 1997, an increase of $4.7 million or 114.6% from $4.1 million for the fiscal year ended June 30, 1996. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $53.2 million for the fiscal year ended June 30, 1997, an increase of $19.3 million or 56.9% from $33.9 million for the fiscal year ended June 30, 1996. As a percentage of total revenues, income from operations increased to 34.6% during fiscal year 1997 from 29.1% during fiscal year 1996.

    INTEREST INCOME. Interest income was $3.8 million for the fiscal year ended June 30, 1997, an increase of $1.8 million or 90.0% from $2.0 million for the fiscal year ended June 30, 1996. The increase is due to increased short-term investments resulting from an increase in working capital generated from operations as well as cash invested from the Secondary Offering.

    INTEREST EXPENSE. Interest expense was $288,000 for the fiscal year ended June 30, 1997, a decrease of $141,000 or 32.9% from $429,000 for the fiscal year ended June 30, 1996. The decrease is due to reduced average notes payable during fiscal year 1997 as compared to fiscal year 1996.

    NET INCOME. As a result of the factors discussed above, net income was $35.7 million for the fiscal year ended June 30, 1997, an increase of $13.4 million or 60.1% from $22.3 million for the fiscal year ended June 30, 1996.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    REVENUES. Total revenues were $116.5 million for the fiscal year ended June 30, 1996, an increase of $19.1 million or 19.6% from $97.4 million for the fiscal year ended June 30, 1995.

    Revenues from casino operations were $65.1 million for the fiscal year ended June 30, 1996, an increase of $8.9 million or 15.8% from $56.2 million for the fiscal year ended June 30, 1995. The increase is primarily due to increased revenue at the Colorado Central Station Casino and, to a lesser extent, due to increased revenues at the Colorado Grande Casino.

    Revenues from proprietary games operations were $21.5 million for the fiscal year ended June 30, 1996, an increase of $7.3 million or 51.4% from $14.2 million for the fiscal year ended June 30, 1995. The increase is primarily due to revenues generated from the Company's proprietary game, Wheel of Gold, introduced December 29, 1995, as well as increased revenues generated from the proprietary games Clear Winner and Silver Strike.

    Revenues from route operations were $28.7 million for the fiscal year ended June 30, 1996, an increase of $2.9 million or 11.2% from $25.8 million for the fiscal year ended June 30, 1995. Machines on route increased to 692 at June 30, 1996, from 606 at June 30, 1995, while average machines on route during fiscal year 1996 were 70 machines greater than fiscal year 1995.

    COSTS AND EXPENSES. Total costs and expenses were $82.6 million for the fiscal year ended June 30, 1996, an increase of $10.0 million or 13.8% from $72.6 million for the fiscal year ended June 30, 1995. Total costs and expenses as a percentage of total revenues decreased to 70.9% during fiscal 1996 from 74.5% during fiscal 1995.

    Costs and expenses of casino operations were $26.8 million for the fiscal year ended June 30, 1996, an increase of $5.3 million or 24.7% from $21.5 million for the fiscal year ended June 30, 1995. Casino costs and expenses as a percentage of casino revenue increased to 41.2% during fiscal year 1996 from 38.3% during fiscal year 1995. The increase in casino costs and expenses was primarily due to increased gaming taxes, direct payroll, and promotions at both of the Company's casinos.

    Costs and expenses of proprietary games operations were $12.1 million for the fiscal year ended June 30, 1996, an increase of $2.2 million or 22.2% from $9.9 million for the fiscal year ended June 30, 1995. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 56.3% during fiscal year 1996 from 69.7% during fiscal year 1995. The decrease in proprietary games costs as a percentage of revenue is a result of the introduction during fiscal year 1996 of Wheel of Gold which incurs less costs and expenses as a percentage of revenue than the Company's other proprietary games.

    Costs and expenses of route operations were $17.2 million for the fiscal year ended June 30, 1996, an increase of $1.5 million or 9.6% from $15.7 million for the fiscal year ended June 30, 1995. Costs and expenses of route operations as a percentage of route revenue decreased to 59.9% during fiscal year 1996 from 60.9% during fiscal year 1995. The increase in route costs and expenses was primarily due to increased location costs, related to increased machines on route and, to a lesser extent, increased direct payroll costs.

    SG&A expenses were $21.1 million for the fiscal year ended June 30, 1996, an increase of $125,000 or 0.6% from $20.9 million for the fiscal year ended June 30, 1995. SG&A expenses as a percentage of total revenue decreased to 18.1% during fiscal year 1996 from 21.5% during fiscal year 1995. The increase in SG&A expenses is primarily due to increased expenses at the Company's Colorado Central Station Casino of approximately $1.2 million and an increase in SG&A expenses in the Company's proprietary games operations of approximately $828,000, mostly offset by a reduction in corporate development costs. The Company incurred $269,000 in development costs during the fiscal year ended June 30, 1996 as compared to approximately $2.1 million during the fiscal year ended June 30, 1995.

    Depreciation and amortization expense was $4.1 million for the fiscal year ended June 30, 1996, an increase of $895,000 or 28.0% from $3.2 million for the fiscal year ended June 30, 1995. The increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $33.9 million for the fiscal year ended June 30, 1996, an increase of $9.0 million or 36.1% from $24.9 million for the fiscal year ended June 30, 1995. As a percentage of total revenues, income from operations increased to 29.1% during fiscal year 1996 from 25.6% during fiscal year 1995.

    INTEREST INCOME. Interest income was $2.0 million for the fiscal year ended June 30, 1996, an increase of $923,000 or 83.9% from $1.1 million for the fiscal year ended June 30, 1995. The increase is due to increased short-term investments resulting from an increase in working capital generated from operations as well as cash invested from the Secondary Offering.

    INTEREST EXPENSE. Interest expense was $429,000 for the fiscal year ended June 30, 1996, a decrease of $303,000 or 41.4% from $732,000 for the fiscal year ended June 30, 1995. The decrease is due to reduced average notes payable during fiscal year 1996 as compared to fiscal year 1995.

    NET INCOME. As a result of the factors discussed above, net income was $22.3 million for the fiscal year ended June 30, 1996, an increase of $6.3 million or 39.4% from $16.0 million for the fiscal year ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    Anchor's principal sources of liquidity have been cash flows from operations and the net proceeds from the Secondary Offering in April 1996 and the IPO in February 1994. Net proceeds to the Company from the Secondary Offering were $53.9 million, and net proceeds from the IPO were $34.1 million. Net cash provided by operating activities was $43.4 million during fiscal year 1997 and $28.8 million during fiscal year 1996. At June 30, 1997, the Company had cash and cash equivalents of $66.4 million, working capital of $64.6 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

    In fiscal year 1997, the Company spent $38.1 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations of approximately $30.0 million. In addition, the Company spent $5.7 million during fiscal year 1997 related to projects in Colorado including the expansion of the existing Colorado Central Station Casino to accommodate an additional 65 gaming machines, the expansion and improvement of parking facilities at the Colorado Central Station Casino, and the planned development of a second casino in Black Hawk, Colorado. The Company spent $2.1 million on architectural and design costs for the planned development of the second casino in fiscal year 1997 and fiscal year 1996 which was ultimately written off in fiscal year 1997. The Company anticipates that capital expenditures for the fiscal year ending June 30, 1998 will be at least $17.0 million, which will consist primarily of expenditures to purchase gaming devices and equipment for use in its proprietary games operations.

    In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of Common Stock. At September 26, 1997, the Company had repurchased 514,000 shares of Common Stock at a cost of $23.9 million.

    During fiscal year 1997, the Company made $3.1 million in advances to a 50% owned joint venture engaged in the operation of proprietary gaming devices.

    In November 1996, the Company's $20 million secured bank line of credit expired. In April 1997, the Company entered into the Bank Revolver, which expires November 30, 1998. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has complied with the covenants throughout the term of the expired credit facility and the Bank Revolver. During fiscal year 1997 the Company did not borrow under the Bank Revolver or the line of credit.

    The Company believes its principal liquidity requirements will be the purchase of additional proprietary gaming machines in formats that have already been introduced to the market, the development and purchase of proprietary gaming machines in formats that have not yet been introduced, and depending upon the outcome of the Company's re-evaluation of the scope and nature of its Colorado expansion options, the funding of such an expansion. At June 30, 1997, the Company had commitments to purchase gaming equipment for approximately $5.6 million. The Company believes that cash on hand, cash flow from operations, and available borrowings under the Bank Revolver will be sufficient to fund its currently planned capital projects and operations.

    The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming oriented business and depending on the amount of funding required, the Company may be required to obtain additional financing.

RECENTLY ADOPTED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 in the current year did not have a material effect on the consolidated financial statements of the Company.

    In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company continues to account for stock based compensation arrangements in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and therefore the adoption of SFAS 123 had no effect on the financial position or results of operations of the Company. The Company has included additional disclosures about stock-based employee compensation plans as required by SFAS 123 in its financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the FASB issued Statement No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant effect on earnings per share.

    In February 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement, which are effective for periods ending after December 15, 1997.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe that SFAS 130 will have a material effect on Anchor's financial statements.

    In June 1997, the FASB issued Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS 131. However, the Company has not yet completed its analysis of which operating segments will be subject to this reporting requirement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE NO.
                                                                                                          -------------

Independent Auditors' Report of Deloitte & Touche LLP...................................................           34

Consolidated Balance Sheets as of June 30, 1997 and 1996................................................           35

Consolidated Statements of Income for Fiscal Years Ended June 30, 1997, 1996, and 1995..................           36

Consolidated Statements of Stockholders' Equity for Fiscal Years Ended June 30, 1997, 1996, and 1995....           37

Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1997, 1996, and 1995..........           38

Notes to Consolidated Financial Statements..............................................................           39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Anchor Gaming and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Anchor Gaming and subsidiaries (the "Company") as of June 30, 1996 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Gaming and subsidiaries at June 30, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 1, 1997

                                 ANCHOR GAMING
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                              JUNE 30,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
Current assets:
  Cash and cash equivalents......................................................  $   66,427,369  $   78,112,530
  Accounts receivable, net.......................................................       6,358,052       4,720,689
  Current portion of notes receivable, net.......................................          45,619         881,173
  Inventory......................................................................       3,196,918       3,197,955
  Prepaid expenses...............................................................       1,835,913       1,739,263
  Other current assets...........................................................         400,180         300,761
                                                                                   --------------  --------------
      Total current assets.......................................................      78,264,051      88,952,371
Property and equipment, net......................................................      85,033,436      57,776,237
Long-term notes receivable, net..................................................       1,543,159         311,856
Intangible assets, net...........................................................       2,128,306       2,054,710
Deposits and other...............................................................      21,907,417      13,216,623
                                                                                   --------------  --------------
      Total assets...............................................................  $  188,876,369  $  162,311,797
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion, long-term notes payable.......................................  $     --        $      100,000
  Accounts payable...............................................................       2,663,156       4,574,213
  Accrued salaries, wages and vacation pay.......................................       2,712,764       2,488,014
  Income tax payable.............................................................       2,138,934         281,886
  Other current liabilities......................................................       6,103,394       3,530,130
                                                                                   --------------  --------------
      Total current liabilities..................................................      13,618,248      10,974,243
Long-term notes payable, principal stockholder...................................       2,800,000       2,800,000
Long-term notes payable, net of current portion..................................        --               850,000
Other long-term liabilities......................................................         143,691         707,318
Minority interest in consolidated subsidiary.....................................         983,562         672,955
                                                                                   --------------  --------------
      Total liabilities and minority interest in consolidated subsidiary.........      17,545,501      16,004,516
                                                                                   --------------  --------------
Commitments and contingencies....................................................        --              --
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares issued
    and outstanding at June 30, 1997 and 1996....................................        --              --
  Common Stock, $.01 par value, 50,000,000 shares authorized, 13,579,575 issued, and 13,052,807 outstanding at June 30, 1997; 25,000,000 shares authorized,
    13,474,150 issued, and 13,283,382 outstanding at June 30, 1996...............         135,796         134,742
  Additional paid-in capital.....................................................     107,267,684     104,448,080
  Treasury stock at cost, 526,768 shares at June 30, 1997, 190,768 shares at June
    30, 1996.....................................................................     (16,569,329)     (3,095,830)
  Retained earnings..............................................................      80,496,717      44,820,289
                                                                                   --------------  --------------
      Total stockholders' equity.................................................     171,330,868     146,307,281
                                                                                   --------------  --------------
      Total liabilities and stockholders' equity.................................  $  188,876,369  $  162,311,797
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED JUNE 30,
                                                                  ----------------------------------------------
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Revenues:
  Casino operations.............................................  $   69,223,321  $   65,125,194  $   56,183,629
  Proprietary games operations..................................      49,715,779      21,457,135      14,158,737
  Route operations..............................................      33,509,497      28,650,989      25,818,170
  Food and beverage.............................................       1,300,002       1,233,003       1,250,593
                                                                  --------------  --------------  --------------
    Total revenues..............................................     153,748,599     116,466,321      97,411,129
                                                                  --------------  --------------  --------------
Costs and expenses:
  Casino operations.............................................      29,100,285      26,830,475      21,500,172
  Proprietary games operations..................................      11,039,227      12,113,595       9,850,963
  Route operations..............................................      19,904,608      17,158,172      15,659,336
  Food and beverage.............................................       1,431,734       1,300,012       1,386,438
  Selling, general and administrative...........................      28,163,608      21,073,631      20,949,047
  Project cost write-downs......................................       2,116,968        --              --
  Depreciation and amortization.................................       8,798,163       4,109,835       3,215,017
                                                                  --------------  --------------  --------------
    Total costs and expenses....................................     100,554,593      82,585,720      72,560,973
                                                                  --------------  --------------  --------------
Income from operations..........................................      53,194,006      33,880,601      24,850,156
                                                                  --------------  --------------  --------------
Other income (expense):
  Interest income...............................................       3,792,739       2,028,347       1,105,212
  Interest expense..............................................        (287,711)       (428,991)       (731,954)
  Other income..................................................         288,703         260,439         405,831
  Minority interest in earnings of consolidated subsidiary......        (310,607)       (217,793)       (162,262)
                                                                  --------------  --------------  --------------
    Total other income..........................................       3,483,124       1,642,002         616,827
                                                                  --------------  --------------  --------------
Income before provision for income taxes........................      56,677,130      35,522,603      25,466,983
Income tax provision............................................      21,000,702      13,187,559       9,486,451
                                                                  --------------  --------------  --------------
Net income......................................................  $   35,676,428  $   22,335,044  $   15,980,532
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common and common equivalent shares
  outstanding...................................................      13,691,158      12,153,419      11,446,646
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Earnings per common and common equivalent share.................  $         2.61  $         1.84  $         1.40
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                           CONSOLIDATED STATEMENTS OF

                              STOCKHOLDERS' EQUITY

                                           COMMON STOCK            TREASURY STOCK
                                     ------------------------  ----------------------    ADDITIONAL       RETAINED
                                       SHARES       AMOUNT      SHARES      AMOUNT     PAID-IN CAPITAL    EARNINGS       TOTAL
                                     -----------  -----------  --------  ------------  ---------------   -----------  ------------
Balance--July 1, 1994..............   11,377,100  $   113,771  (163,789) $ (1,799,830)  $ 42,181,989     $ 6,504,713  $ 47,000,643
  Stock issued for exercise of
    options........................      128,450        1,285                              1,544,615                     1,545,900
  Tax effects of stock option
    transactions...................                                                          304,495                       304,495
  Net income.......................                                                                       15,980,532    15,980,532
                                     -----------  -----------  --------  ------------  ---------------   -----------  ------------
Balance--June 30, 1995.............   11,505,550      115,056  (163,789)   (1,799,830)    44,031,099      22,485,245    64,831,570
  Stock issued for exercise of
    warrants and options...........      418,600        4,186   (26,979)   (1,296,000)     5,694,414                     4,402,600
  Shares issued in public
    offering.......................    1,550,000       15,500                             53,859,015                    53,874,515
  Tax effects of stock option
    transactions...................                                                          863,552                       863,552
  Net income.......................                                                                       22,335,044    22,335,044
                                     -----------  -----------  --------  ------------  ---------------   -----------  ------------
Balance--June 30, 1996.............   13,474,150      134,742  (190,768)   (3,095,830)   104,448,080      44,820,289   146,307,281
  Stock issued for exercise of
    warrants and options...........      105,425        1,054                              1,285,403                     1,286,457
  Treasury shares purchased........                            (336,000)  (13,473,499)                                 (13,473,499)
  Tax effects of stock option
    transactions...................                                                        1,534,201                     1,534,201
  Net income.......................                                                                       35,676,428    35,676,428
                                     -----------  -----------  --------  ------------  ---------------   -----------  ------------
Balance--June 30, 1997.............   13,579,575  $   135,796  (526,768) $(16,569,329)  $107,267,684     $80,496,717  $171,330,868
                                     -----------  -----------  --------  ------------  ---------------   -----------  ------------
                                     -----------  -----------  --------  ------------  ---------------   -----------  ------------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED JUNE 30,
                                                                         -----------------------------------------
                                                                             1997           1996          1995
                                                                         -------------  ------------  ------------
Cash flows from operating activities:
  Net income...........................................................  $  35,676,428  $ 22,335,044  $ 15,980,532
                                                                         -------------  ------------  ------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    (Gain) loss on disposal of assets, including project cost write-
      downs............................................................      2,208,878       --           (140,022)
    Depreciation and amortization......................................      8,955,446     4,085,573     3,337,356
    Provision for doubtful accounts and notes..........................        364,000       105,000        10,000
    Minority interest in earnings of consolidated subsidiary...........        310,607       217,793       162,262
  (Increase) decrease in assets:
    Accounts receivable................................................     (2,001,363)   (1,802,054)   (1,206,323)
    Inventory..........................................................          1,037      (842,765)     (472,432)
    Other current assets...............................................        (83,898)       34,772       836,890
    Prepaid expenses...................................................        (96,650)     (105,769)       40,788
    Deposits and other assets..........................................     (5,606,169)       58,925     1,490,739
  Increase (decrease) in liabilities:
    Accounts payable...................................................     (1,911,057)    2,763,320       828,756
    Accrued salaries, wages and vacation pay...........................        224,750       380,048       593,835
    Income tax payable.................................................      2,955,801       776,683     1,173,316
    Other liabilities..................................................      2,394,423       762,794     1,015,529
                                                                         -------------  ------------  ------------
      Total adjustments................................................      7,715,805     6,434,320     7,670,694
                                                                         -------------  ------------  ------------
Net cash provided by operating activities..............................     43,392,233    28,769,364    23,651,226
                                                                         -------------  ------------  ------------
Cash flows from investing activities:
  Acquisition and construction of property and equipment...............    (38,108,284)  (27,916,341)   (7,834,258)
  Expenditures for intangible assets...................................       (488,715)     (274,013)     (250,000)
  Proceeds from sale of equipment......................................        117,254       530,377       514,166
  Issuance of notes receivable.........................................     (1,405,157)     (114,614)     (252,557)
  Principal reductions on notes receivable.............................      1,009,408       947,678       973,243
  Payments to extend operating leases..................................       --          (5,000,000)   (1,750,000)
  Advances to joint venture............................................     (3,100,000)      --            --
                                                                         -------------  ------------  ------------
    Net cash used in investing activities..............................    (41,975,494)  (31,826,913)   (8,599,406)
                                                                         -------------  ------------  ------------
Cash flows from financing activities:
  Net proceeds from sale of stock and warrants.........................      1,321,600    58,277,115     1,545,900
  Treasury stock purchases.............................................    (13,473,500)      --            --
  Principal payments on loans from related parties.....................       --          (3,189,447)     (937,393)
  Principal payments on other loans....................................       (950,000)      (50,000)      --
                                                                         -------------  ------------  ------------
    Net cash provided by (used in) financing activities................    (13,101,900)   55,037,668       608,507
                                                                         -------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents...................    (11,685,161)   51,980,119    15,660,327
Cash and cash equivalents, beginning of period.........................     78,112,530    26,132,411    10,472,084
                                                                         -------------  ------------  ------------
Cash and cash equivalents, end of period...............................  $  66,427,369  $ 78,112,530  $ 26,132,411
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
Supplemental disclosure of cash flow information:
  Cash paid for interest...............................................  $     257,994  $    392,643  $    636,602
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
  Cash paid for income taxes...........................................  $  18,044,900  $ 12,404,763  $  7,710,000
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
Supplemental schedule of noncash investing and financing transactions:
  Stock issued for warrants in cashless exercise.......................                 $  1,296,000
                                                                                        ------------
                                                                                        ------------
  Property and equipment acquired by assuming debt.....................                 $  1,000,000
                                                                                        ------------
                                                                                        ------------

                  See notes to consolidated financial statements.

                         ANCHOR GAMING AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    Anchor Gaming ("Anchor" or the "Company") is a diversified gaming company that seeks to capitalize on its experience as an operator and developer of gaming machines and casinos by developing gaming oriented businesses. Anchor develops and distributes unique proprietary games, currently operates two casinos in Colorado, and operates one of the largest gaming machine routes in Nevada.

    Anchor Gaming was formed July 28, 1993 and completed its initial public offering ("IPO") in February 1994. Simultaneous with the closing of the IPO, Anchor became the holding company of Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande") and D D Stud, Inc. ("DD Stud") (collectively the "Subsidiaries"), which had been operated under different ownership structures controlled primarily by Stanley E. Fulton, the Chairman of the Board, Chief Executive Officer and principal stockholder of Anchor. Also at the time of the IPO, the Company acquired all of the beneficial ownership of Global Gaming Products, L.L.C. and certain related assets from Global Distributors, Inc. (the "Acquisition"), which were primarily involved in the distribution of the proprietary game Silver Strike. The accounts of the Subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. are included in the consolidated financial statements as an 80% consolidated subsidiary.

    On April 23, 1996, Anchor completed a secondary offering of 2.3 million shares of common stock at a price of $37 per share, with 1.55 million of these shares being sold by the Company (the "Secondary Offering") and the remaining 750,000 shares were sold by selling stockholders. Net proceeds to the Company from the Secondary Offering were $53.9 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments purchased with maturities of three months or less.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's cash and cash equivalents, trade receivables, and trade payables approximates fair value because of the short maturities of these instruments. The Company estimates fair value on its long-term obligations based on quoted market prices or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the obligations closely approximated the carrying values at June 30, 1997 and 1996.

    INVESTMENTS IN DEBT SECURITIES

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement No. 115 ("SFAS 115"), are carried on the consolidated balance sheets in the cash and cash equivalents category. Management determines the appropriate classification of its investment securities at the time of purchase as either held-to-maturity, trading, or available for sale and re-evaluates such determination at each balance sheet date. The Company has classified its investment securities as of June 30, 1997 and 1996 as held-to-maturity. Held-to-maturity securities are required to be

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carried at amortized cost. The securities classified as held-to-maturity consist of the following amortized costs at June 30:

                                             1997         1996
                                          -----------  -----------
Debt securities issued by the U.S.
  Treasury and other U.S. government
  agencies..............................  $52,734,000  $34,915,000
Repurchase agreements...................      --        30,013,000
                                          -----------  -----------
                                          $52,734,000  $64,928,000
                                          -----------  -----------
                                          -----------  -----------

    All of the Company's investment securities mature in three months or less from the date of purchase. The estimated fair value of the Company's portfolio of investment securities at June 30, 1997 and 1996 closely approximated amortized cost because of the short term nature of the portfolio.

    ACCOUNTS RECEIVABLE

    Accounts receivable result from the sale of products and services to gaming properties primarily in the United States. The Company performs credit evaluations of its customers and does not require collateral. Management reviews customer balances for potential credit losses and maintains an allowance for amounts deemed uncollectible. The amounts reserved at June 30, 1997 and 1996 were $665,605 and $278,821, respectively.

    INVENTORY

    Inventory consists of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $594,615 and $1,092,671 at June 30, 1997 and 1996, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred. Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service are depreciated over their estimated useful lives or amortized over lease terms using either straight-line or accelerated methods. Estimated useful lives for furniture and equipment are 5 to 7 years, for leasehold improvements are 4 1/2 years to 31 1/2 years and for buildings and improvements are 30 years.

    INTANGIBLE ASSETS

    Intangible assets include goodwill associated with the Acquisition, which is amortized on a straight-line basis over 10 years. Intangible assets also include amounts paid to acquire leases for route locations and casino property, amounts to acquire route participation agreements, costs of patents issued, and organization costs. These amounts are amortized on a straight-line basis over the lives of the leases or agreements ranging from 2 to 15 years.

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    EQUITY INVESTMENTS

    Equity investments in joint ventures and other entities that are 20% to 50% owned are included in deposits and other assets and are accounted for using the equity method. Income from the joint ventures is included in proprietary games revenue on the income statements. During fiscal year 1997, the Company made $3.1 million in advances to a 50% owned Joint Venture.

    REVENUE RECOGNITION

    In accordance with industry practice, the Company recognized gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payments to customers. Proprietary games revenue is derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements.

    Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers. The estimated departmental costs of providing such goods and services as included in casino expense are $1,365,897, $1,162,495, and $822,467 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

    RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred and are included in selling, general, and administrative costs.

    EARNINGS PER SHARE

    Earnings per share on the income statement is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the effect of shares issuable upon the exercise of warrants and stock options. Fully diluted earnings per share amounts are substantially the same as primary per share amounts for the periods presented.

    ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include the estimated depreciable lives of property and equipment and certain estimated liabilities and valuation reserves. Actual results could differ from those estimates.

    RECENTLY ADOPTED ACCOUNTING STANDARDS

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Adoption of SFAS 121 in the current year did not have a material impact on the consolidated financial statements of the Company.

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based employee compensation plans and for transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. The Company continues to account for stock based compensation arrangements in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", and therefore the adoption of SFAS 123 had no effect on the financial position or results of operations of the Company. The Company has included additional disclosures about stock-based employee compensation plans as required by SFAS 123 (see Note 8).

    RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the FASB issued Statement No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. Earlier application of this statement is not permitted and upon adoption requires restatement (as applicable) of all prior-period earnings per share data presented. Management believes that the implementation of this standard will not have a significant impact on earnings per share.

    In February 1997, the FASB issued Statement No. 129, "Disclosure of Information about Capital Structure." This statement establishes standards for disclosing information about an entity's capital structure. Management intends to comply with the disclosure requirements of this statement which are effective for periods ending after December 15, 1997.

    In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new standard will have a material impact on the Company's financial statements.

    In June 1997, the FASB issued Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under SFAS 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS 131. However, the Company has not yet completed its analysis of which operating segments it will report on.

3.  NOTES RECEIVABLE

    Notes receivable include notes due from an unaffiliated gaming company and its stockholders for business development, which accrue interest at the prime rate (8.5% at June 30, 1997) and notes due from various slot route location owners with interest rates ranging from 8% to 12% to be paid over periods ranging from three months to 5 years. At June 30, 1996, notes receivable also include a note due from an unaffiliated Nevada gaming company with route operations in Louisiana with interest accruing at the

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  NOTES RECEIVABLE (CONTINUED)
prime rate plus a percentage of net cash flow (as defined in the loan documents). This note was paid in full during the year ended June 30, 1997. Notes receivable consist of the following at June 30:

                                                                        1997          1996
                                                                    ------------  ------------
Loans to unaffiliated gaming companies............................  $    610,905  $  1,418,338
Location loans for operating rights...............................       700,435       662,918
Loans to employees................................................     1,200,000       --
Loans to related parties..........................................       --             27,142
                                                                    ------------  ------------
                                                                       2,511,340     2,108,398

Less allowance for doubtful accounts..............................       922,562       915,369
                                                                    ------------  ------------
                                                                       1,588,778     1,193,029
                                                                    ------------  ------------
Less current portion:.............................................
  Loans to unaffiliated gaming companies..........................       --            829,315
  Location loans for operating rights.............................        45,619        24,716
  Loans to related parties........................................       --             27,142
                                                                    ------------  ------------
Notes receivable, current.........................................        45,619       881,173
                                                                    ------------  ------------
Long-term notes receivable, net...................................  $  1,543,159  $    311,856
                                                                    ------------  ------------
                                                                    ------------  ------------

    Loans to related parties at June 30, 1996 consist of advances made by the Company to a slot route operation owned by the principal stockholder of the Company, which were paid in full on July 11, 1996.

    Loans to employees at June 30, 1997 consist of a $1.2 million line of credit arrangement with an entity controlled by an employee of the Company. Loans outstanding under the line of credit bear interest at prime rate plus 1%. Payment of all principal and accrued interest is due on August 13, 1998 if certain licensing events have not occurred as of that date. If the licensing events have occurred, payment terms may be extended.

4.  PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at June 30:

                                                                     1997           1996
                                                                --------------  -------------
Land and improvements.........................................  $   15,316,178  $  14,725,645
Buildings and improvements....................................      13,023,440     11,326,850
Gaming equipment..............................................      61,641,351     30,276,982
Furniture, fixtures and equipment.............................       5,144,212      3,953,544
Leasehold improvements........................................       6,143,415      3,657,726
Construction in progress......................................       1,496,089      3,362,235
                                                                --------------  -------------
                                                                   102,764,685     67,302,982
Less accumulated depreciation.................................      17,731,249      9,526,745
                                                                --------------  -------------
    Total.....................................................  $   85,033,436  $  57,776,237
                                                                --------------  -------------
                                                                --------------  -------------

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY AND EQUIPMENT (CONTINUED)
    On November 11, 1996, the Company announced that it was re-evaluating the scope and nature of its proposed addition of a new casino across the street from the Colorado Central Station Casino. During the fourth quarter of the year ended June 30, 1997, the Company determined that it was necessary to recognize a write-down of costs associated with the new casino in the amount of $2,116,968. The costs were specifically related to architectural fees, building design costs, and deferred rent that were determined to have no future benefit. Although the Company has proceeded with this asset write-down, it has not abandoned the concept of an expansion and will continue to re-evaluate its Colorado expansion options.

5.  INTANGIBLE ASSETS

    Intangible assets consist of the following at June 30:

                                                                        1997          1996
                                                                    ------------  ------------
Lease acquisition costs...........................................  $  2,312,951  $  2,085,857
Goodwill..........................................................     1,134,865     1,134,865
Patents...........................................................        98,595        98,595
Organization costs and other......................................       221,310       221,310
                                                                    ------------  ------------
                                                                       3,767,721     3,540,627
Less accumulated amortization.....................................     1,639,415     1,485,917
                                                                    ------------  ------------
    Total.........................................................  $  2,128,306  $  2,054,710
                                                                    ------------  ------------
                                                                    ------------  ------------

6.  NOTES PAYABLE

    Notes payable consist of the following at June 30:

                                                                        1997          1996
                                                                    ------------  ------------
PRINCIPAL STOCKHOLDER
  Unsecured note payable to principal stockholder, interest at 8%, due July 1, 1998(a)...........................................  $  2,300,000  $  2,300,000
  Unsecured note payable to principal stockholder, interest at 8%,
    due July 1, 1998..............................................       500,000       500,000
                                                                    ------------  ------------
  Long-term notes payable, principal stockholder..................  $  2,800,000  $  2,800,000
                                                                    ------------  ------------
                                                                    ------------  ------------
OTHER
  Note payable secured by land, interest at 6%, due in 120 equal monthly principal installments plus interest, final payment due December 2005. Paid in full during the year ended June 30,
    1997..........................................................  $    --       $    950,000
  Less current portion............................................       --            100,000
                                                                    ------------  ------------
  Long-term portion...............................................  $    --       $    850,000
                                                                    ------------  ------------
                                                                    ------------  ------------

------------------------

(a) At June 30, 1997, the stockholder amended the terms of the notes to be due July 1, 1998.

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  NOTES PAYABLE (CONTINUED)
    Notes payable to the principal stockholder and related party resulted in interest expense of $223,693, $289,373, and $623,060 for the years ended June 30, 1997, 1996, and 1995, respectively, and accrued interest payable of $18,400 at June 30, 1997 and 1996.

7.  OTHER DEBT

    In April 1997, the Company entered into a $10 million unsecured revolving bank line of credit (the "Bank Revolver") expiring November 30, 1998. The Bank Revolver bears interest at the prime rate, or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. Financial covenants include maintenance of minimum cash and cash equivalent balances, tangible net worth, annual EBITDA, and maximum funded debt to EBITDA ratio. The covenants also restrict payment of cash dividends. The Company has remained in compliance with the covenants throughout the term of the credit facility. As of June 30, 1997, the Company had not borrowed under the Bank Revolver.

8.  OPTIONS AND WARRANTS

    As of June 30, 1997, 1,085,000 shares of common stock were reserved for issuance upon exercise of employee and director stock options under an employee stock option plan. Employee and director options to purchase 930,500 shares at the fair market values at the grant dates have been granted as of June 30, 1997. As of June 30, 1997, options to purchase 402,475 shares had been exercised. Of the 930,500 options, 100,000 vest in equal quarterly increments over two years, 93,000 vest in equal annual increments over five years, 50,000 vest in a single installment six months after issuance, 20,000 vest in decreasing annual increments over five years, 250,000 vest in varying increments and periods over five years, 8,000 vest at the end of three years and the remainder vest in equal quarterly increments over five years.

    An additional 40,000 shares are reserved for issuance upon exercise of vested options at the IPO price that were granted to a relative of certain minority stockholders (none of which were exercised at June 30, 1997), and 250,000 shares are reserved for issuance upon exercise of vested warrants granted to the managing underwriters of the IPO (and their designees) exercisable at 120% of the IPO price, all of which were exercised at June 30, 1997.

    Options to purchase an additional 600,000 shares were granted at the fair market value at the grant date to certain employees outside of the employee stock option plan. These options vest in varying increments over periods from nine months to eight years.

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  OPTIONS AND WARRANTS (CONTINUED)
    Summarized information for all options is as follows for the years ended June 30:

                                             1997                     1996                     1995
                                    -----------------------  -----------------------  -----------------------
                                                 WEIGHTED                 WEIGHTED                 WEIGHTED
                                                  AVERAGE                  AVERAGE                  AVERAGE
                                                 EXERCISE                 EXERCISE                 EXERCISE
                                     OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                    ----------  -----------  ----------  -----------  ----------  -----------
Outstanding, beginning of the
 year.............................     670,700   $   17.79      820,300   $   12.95      954,500   $   12.80
  Granted.........................     600,000       31.88      288,000       25.07        8,000       16.81
  Exercised.......................    (105,425)      12.54     (418,600)      13.57     (128,450)      12.18
  Canceled........................     (32,250)      44.44      (19,000)      12.00      (13,750)      12.00
                                    ----------               ----------               ----------
Outstanding, end of the year......   1,133,025       24.98      670,700       17.79      820,300       12.95
                                    ----------               ----------               ----------
                                    ----------               ----------               ----------
Exercisable at end of the year....     245,475       16.11      148,050       12.31      453,950       13.44
                                    ----------               ----------               ----------
                                    ----------               ----------               ----------
Options available for grant.......     189,500                  107,250                   26,250
                                    ----------               ----------               ----------
                                    ----------               ----------               ----------

    The following table summarizes information about the options outstanding at June 30, 1997:

                                                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                     -----------------------------------------------  --------------------------
                                        NUMBER                            WEIGHTED       NUMBER       WEIGHTED
                                      OUTSTANDING    WEIGHTED AVERAGE      AVERAGE     EXERCISABLE     AVERAGE
                                      AT JUNE 30,        REMAINING        EXERCISE     AT JUNE 30,    EXERCISE
RANGE OF EXERCISE PRICES                 1997        CONTRACTUAL LIFE       PRICE         1997          PRICE
-----------------------------------  -------------  -------------------  -----------  -------------  -----------
$12.00 - $13.50                           268,125              6.6        $   12.13        142,375    $   12.14
 14.75 -  21.75                           256,900              8.0            21.61        103,100        21.60
 31.88 -  46.88                           608,000              9.7            32.07        --            --
                                     -------------                                    -------------
                                        1,133,025              8.6            24.98        245,475        16.11
                                     -------------                                    -------------
                                     -------------                                    -------------

    The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value per share (the "Preferred Stock"), in one or more series, and to designate the rights, preferences, limitations, and restrictions of and upon shares of each series, including voting, redemption, and conversion rights. The board of directors of the Company also may designate dividend rights and preferences in liquidation. The board of directors of Anchor has authorized the Company to designate a series of Series A Junior Participating Preferred Stock in connection with the Rights Plan discussed in Note 12. In connection with the authorization of the Rights Plan, the board of directors of the Company has authorized the designation of 50,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock.

    The Company has adopted the disclosures-only provision of Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan or other stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS 123, the Company's net income per common and

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.  OPTIONS AND WARRANTS (CONTINUED)
common equivalent share would have been decreased to the pro forma amounts indicated below for the years ended June 30:

                                                                     1997           1996
                                                                 -------------  -------------
Net income--as reported........................................  $  35,676,428  $  22,335,044
Net income--pro forma..........................................     34,940,303     21,758,657

Earnings per common and common
  equivalent shares--as reported...............................  $        2.61  $        1.84
Earnings per common and common
  equivalent shares--pro forma.................................           2.55           1.79

    The fair value of each option granted in fiscal year 1997 and 1996 was estimated using the following assumptions for the Black-Scholes option pricing model: (i) no dividends; (ii) expected volatility for both years of 50%; (iii) risk free interest rates averaging 6% for both years; and (iv) the expected average life of 3.6 years for 1997 and 3.2 years for 1996. The weighted average fair value of the options granted in 1997 and 1996 were $9.82 and $9.03, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

9.  OTHER RELATED PARTY TRANSACTIONS

    The principal stockholder of the Company owned 100% of the common stock of an Anchor Gaming slot route location. On January 31, 1996, the principal stockholder sold the location to an unaffiliated third party. For providing the gaming machines and slot route services, the Company received a percentage of the net win of the location similar to other route locations. The Company held a note receivable from the slot route operation in the amount of $284,704 at January 31, 1996 of which $257,562 was assumed by the new owner. The remaining balance of the loan due from the principal stockholder at June 30, 1996 of $27,142 was paid in full on July 11, 1996. The slot route operation, under the ownership of the principal stockholder, accounted for $180,822 and $295,502 of gaming revenue during the years ended June 30, 1996 and 1995, respectively and $145,684 and $279,059 of route costs during the years ended June 30, 1996 and 1995, respectively.

    In August 1996, the Company made certain payments to an entity controlled by an employee of the Company. These funds were used to repay a debt of $500,000 owed by the employee and his affiliate to the principal stockholder of the Company.

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  INCOME TAXES

    The provision (benefit) for income taxes for the years ended June 30, 1997, 1996 and 1995 are as follows:

                                                       1997           1996           1995
                                                   -------------  -------------  ------------
Currently payable per tax return:
  Federal........................................  $  20,066,284  $  11,750,029  $  8,976,859
  State..........................................      1,369,887        846,278       474,051
                                                   -------------  -------------  ------------
                                                      21,436,171     12,596,307     9,450,910
                                                   -------------  -------------  ------------
Deferred:
  Federal........................................       (399,219)       579,569      (381,402)
  State..........................................        (36,250)        11,683       416,943
                                                   -------------  -------------  ------------
                                                        (435,469)       591,252        35,541
                                                   -------------  -------------  ------------
    Total........................................  $  21,000,702  $  13,187,559  $  9,486,451
                                                   -------------  -------------  ------------
                                                   -------------  -------------  ------------

    The historical provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                          1997                        1996                        1995
                                                 ---------------------       ---------------------       ---------------------
Statutory U.S. tax rate......................  $  19,836,995       35.0%   $  12,432,911       35.0%   $   8,913,449       35.0%
Increase (decrease) in tax resulting from:
  State income taxes, net of federal tax
    effect...................................        866,864        1.5          557,674        1.6          579,147        2.3
Other, net...................................        296,843         .6          196,974         .5           (6,145)       (.1)
                                               -------------      -----    -------------      -----    -------------      -----
Actual provision for income taxes............  $  21,000,702       37.1%   $  13,187,559       37.1%   $   9,486,451       37.2%
                                               -------------      -----    -------------      -----    -------------      -----
                                               -------------      -----    -------------      -----    -------------      -----

    Statement No. 109 "Accounting for Income Taxes" requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income taxes included in other current assets, deposits and other, and other long-term liabilities on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  INCOME TAXES (CONTINUED)
purposes and the amounts used for income tax purposes. The tax items comprising the Company's net deferred tax asset as of June 30, 1997 and 1996 are as follows:

                                                                       1997          1996
                                                                   ------------  -------------
Deferred tax assets:
  Receivable reserve.............................................  $    617,000  $     478,000
  Pre-opening expenditures.......................................        86,000        140,000
  Reserves not currently deductible..............................       417,000        229,000
                                                                   ------------  -------------
                                                                      1,120,000        847,000

Deferred tax liabilities:
  Difference between book and tax basis of property..............      (876,000)    (1,038,000)
                                                                   ------------  -------------
Net deferred tax asset (liability)...............................  $    244,000  $    (191,000)
                                                                   ------------  -------------
                                                                   ------------  -------------

11.  COMMITMENTS AND CONTINGENCIES

    NON-CANCELABLE OPERATING LEASES:

    The Company leases parking lot space, office space, casino space, and slot route locations under non-cancelable operating leases. The original terms of the leases range from 3 to 15 years with various renewal options from 1 to 15 years.

    The casino space lease has contingent rentals based on gaming revenues of the casino occupying the space. The lease provides for a monthly payment of the greater of a base amount of $12,000 or 5% of adjusted gross gaming revenue, with a payment ceiling of $400,000 per year. Contingent rentals paid above base amounts were $254,472, $184,312, and $100,898 for the years ended June 30, 1997, 1996, and 1995, respectively.

    Future minimum rentals under non-cancelable operating leases at June 30, 1997 are:

Year ending June 30,
  1998............................................  $ 10,656,000
  1999............................................    10,571,000
  2000............................................     7,990,000
  2001............................................     7,875,000
  2002............................................     7,864,000
  Thereafter......................................    57,230,000
                                                    ------------
                                                    $102,186,000
                                                    ------------
                                                    ------------

    Operating lease rental expense was $10,940,000, $9,539,000, and $7,706,000 for the fiscal years ended June 30, 1997, 1996, and 1995, respectively.

    Included in deposits at June 30, 1997 and 1996 is a space lease deposit of $3,300,000, which is held by the lessor of several slot route locations pursuant to an agreement that provides that the deposit, or any portion thereof, may, at the option of the Company, be applied against rents owing during the last two years of the lease agreement. Also included in deposits are payments totaling $10,750,000 to this lessor to extend the lease term for these locations through the year 2010. The lease extension payments are

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES (CONTINUED) amortized to rent expense on a straight-line basis over the remaining term of the lease. The Company's slot route operations at locations leased from this lessor accounted for more than 10% of the Company's total revenues for the years ended June 30, 1997, 1996, and 1995.

    GAMING REGULATIONS

    The Company's route operations are subject to the licensing and regulatory requirements of the Nevada State Gaming Control Board and the Nevada Gaming Commission. The Company's casino operations are subject to the licensing and regulatory requirements of the Colorado Limited Gaming Control Commission. The Company's proprietary games operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and Canada including the Nevada and Colorado requirements. The Company's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

    ENVIRONMENTAL MATTERS

    The Colorado Central Station Casino is located in an area that has been designated by the Environmental Protection Agency ("EPA") as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site (the "Site") as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Site for remediation and response costs associated with their properties and with the entire Site. The Colorado Central Station Casino is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the Site indicate that several contaminants exist in concentrations exceeding drinking water standards. Records relating to historical uses of the Site are uncertain as to whether mining actually occurred below the Company's property. Records do indicate that an ore loading dock for a railroad depot was once located on an adjacent property, and railroad tracks were present on the Company's property. Management is not aware of any environmental issues associated with these activities.

    EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with seven executives and top management personnel. The agreements vary in starting date and are for periods ranging from two to five years. Agreements with aggregate annual salaries of $1,435,000 are terminable at the Company's option with 90 days to one year severance pay.

    LITIGATION

    The Company is party to several routine lawsuits arising from normal operations. Management does not believe that the outcome of such litigation in the aggregate will have a material adverse effect on the consolidated financial statements of the Company.

    PURCHASE COMMITMENTS

    At June 30, 1997, the Company had entered into various purchase agreements to purchase gaming equipment for approximately $5,594,000.

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  SUBSEQUENT EVENT

    In August 1997, the board of directors of Anchor authorized the Company to enter into a Stockholder Rights Plan (the "Rights Plan") providing that one right (a "Right") will be attached to each share of Common Stock as of a record date to be determined by the board of directors of Anchor (the "Record Date"). Each Right will entitle the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $20.00 per share, to be authorized by the Company at a Purchase Price of $400.00 per Unit, subject to adjustment. The Rights convert in certain circumstances into a right to purchase Common Stock or securities of a successor entity. The description and terms of the Rights are to be set forth in the Rights Agreement, between the Company and a bank or financial institution to be selected by the Company as Rights Agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference to the Company's proxy statement for the November 24, 1997 Annual Meeting of Stockholders under the caption "Management--Directors and Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated herein by reference to the Company's proxy statement for the November 24, 1997 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information", provided that the Performance Graph and the Compensation Committee Report on Executive Compensation are expressly not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to the Company's proxy statement for the November 24, 1997 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference to the Company's proxy statement for the November 24, 1997 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information-- Compensation Committee Interlocks and Insider Participation."

                         ANCHOR GAMING AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  The following documents are filed as part of this Report:

Consolidated Balance Sheets as of June 30, 1997 and 1996

Consolidated Statements of Income for the fiscal years ended June 30, 1997, 1996, and 1995

Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1997, 1996, and 1995

Consolidated Statements of Cash Flows for the fiscal years ended June
  30, 1997, 1996, and 1995

Notes to Consolidated Financial Statements

Independent Auditors' Report of Deloitte & Touche LLP

(a)(2) The following accountants' reports and financial schedules for fiscal years ending June 30, 1997, 1996, and 1995 are submitted herewith:

Independent Auditors' Report of Deloitte & Touche LLP on Schedule II

Schedule II--Valuation and Qualifying Accounts

All other schedules are omitted as the required information is inapplicable

(a)(3)  Management Contract or Compensatory Plan

See Index to Exhibits. Each of the following Exhibits described on the
Index to Exhibits is a management contract or compensatory plan:
Exhibits 10.10 through 10.28 and 10.32 through 10.36...................

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1997

(c)  Exhibits

See Index to Exhibits.

(d)  Financial Statement Schedule filed in Part IV of this report is as follows:

SCHEDULES:

II--Valuation and Qualifying Account--Years Ended June 30, 1997, 1996, and 1995.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Anchor Gaming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANCHOR GAMING

                                By:            /s/ STANLEY E. FULTON
                                     -----------------------------------------
                                                 Stanley E. Fulton
                                               CHAIRMAN OF THE BOARD
                                          AND CHIEF EXECUTIVE OFFICER AND
                                           ACTING CHIEF FINANCIAL OFFICER

                                By:             /s/ GEOFFREY A. SAGE
                                     -----------------------------------------
                                                  Geoffrey A. Sage
                                              CORPORATE CONTROLLER AND
                                            PRINCIPAL ACCOUNTING OFFICER
Date: September 29, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ STANLEY E. FULTON
------------------------------           Director           September 29, 1997
      Stanley E. Fulton

     /s/ STUART D. BEATH
------------------------------           Director           September 29, 1997
       Stuart D. Beath

    /s/ ELIZABETH F. JONES
------------------------------           Director           September 29, 1997
      Elizabeth F. Jones

     /s/ GARRET A. SCHOLZ
------------------------------           Director           September 29, 1997
       Garret A. Scholz

    /s/ GLEN J. HETTINGER
------------------------------           Director           September 29, 1997
      Glen J. Hettinger

    /s/ MICHAEL B. FULTON
------------------------------           Director           September 29, 1997
      Michael B. Fulton

    /s/ MICHAEL D. RUMBOLZ
------------------------------           Director           September 29, 1997
      Michael D. Rumbolz

                               INDEX TO EXHIBITS

 EXHIBITS
-----------
       2.1   Reorganization Agreement (the "Reorganization Agreement") among Anchor Gaming, Anchor Coin, D D Stud,
               Inc., C. G. Investments, Inc., Colorado Grande Enterprises, Inc., New AC, New DD, New CG, and certain stockholders of such corporations. (Incorporated by reference to Exhibit 2.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-71870)).

       2.2   Amendment No. 1 to the Reorganization Agreement, dated as of January 25, 1993. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No.
               33-71870)).

       2.3   Purchase Agreement (Global Gaming Products, L.L.C.) between Stanley E. Fulton, William Randall Adams,
               Global Products, Inc., Michael S. Stone, Thomas J. Matthews, James R. Purdy, and Anchor Gaming, dated as of December 22, 1993. (Incorporated by reference to Exhibit 2.3 to the Company's Registration
               Statement on Form S-1 (Registration No. 33-71870)).

       2.4   Purchase Agreement (Global Gaming Distributors, Inc.) between Global Gaming Distributors, Michael S.
               Stone, Thomas J. Matthews, James R. Purdy, and Anchor Gaming, dated as of December 22, 1993.
               (Incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-1
               (Registration No. 33-71870)).

       3.1   Restated Articles of Incorporation of Anchor Gaming. (Incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-1 (Registration No. 33-71870)).

       3.2   Restated Bylaws of Anchor Gaming. (Incorporated by reference to Exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-71870)).

       4.1   Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-71870)).

       4.2   Form of Rights Agreement between the Company and the Rights Agent (Incorporated by reference to Exhibit
               4.1 to the Company's Registration Statement on Form S-3 (File No. 333-34755)).

       9.1   Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton. (Incorporated by reference to
               Exhibit 9.1 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

       9.2   Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton. (Incorporated by reference to
               Exhibit 9.2 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

       9.3   Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton. (Incorporated by reference to
               Exhibit 9.3 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

       9.4   Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.4 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124))

       9.5   Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.5 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

       9.6   Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.6 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

 EXHIBITS
-----------
       9.7   Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.7 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

       9.8   Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.8 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

       9.9   Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.9 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

      10.1   Settlement Agreement between Anchor Gaming, Stanley E. Fulton, and Michael B. Fulton, dated as of
               December 22, 1993. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement
               on Form S-1 (Registration No. 33-71870)).

      10.2   Commercial Note of Pelican Gaming, Inc. to Anchor Coin dated March 15, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's March 31, 1994 Quarterly Report on Form 10-Q (File No. 0-23124)).

      10.3   Promissory Notes of Anchor Coin, D D Stud, Inc., and C. G. Investments, Inc. to Stanley E. Fulton.
               (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
               (Registration No. 33-71870)).

      10.4   Loan Agreement of Pelican Gaming, Inc. to Anchor Coin dated as of March 15, 1994. (Incorporated by reference to Exhibit 10.2 to the Company's March 31, 1994 Quarterly Report on Form 10-Q (File No.
               0-23124)).

      10.5   Promissory Note of Colorado Grande Enterprises, Inc. to C.G. Investments, Inc. (Incorporated by
               reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
               33-71870)).

      10.6   Promissory Notes of Anchor Coin to Michael B. Fulton, Stanley M. Fulton, Elizabeth Fulton Jones, Lucinda
               Fulton Tischer, Virginia L. Fulton, and Deborah J. Fulton. (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).

      10.7   Promissory Note of Anchor Coin to Elizabeth Fulton and related Stock Option Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No.
               33-71870)).

      10.8   Loan Agreement between Bank of America Nevada and Anchor Coin, dated as of June 13, 1994. (Incorporated by reference to Exhibit 10.6 to the Company's June 30, 1994 Annual Report on Form 10-K (File No.
               0-23124)).

      10.9   Lease and Sublease Agreement between Smith's Food & Drug Centers, Inc. and Anchor Coin, dated July 28,
               1993. (Confidential Treatment for a portion of this document was requested and granted pursuant to
               Rule 406 under the Securities Act). (Incorporated by reference to Exhibit 10.10 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-71870)).

      10.10  Employment Agreement between Anchor Gaming and Stanley E. Fulton. (Incorporated by reference to Exhibit
               10.10 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.11  Employment Agreement between Anchor Gaming and Michael S. Stone. (Incorporated by reference to Exhibit
               10.11 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.12  Employment Agreement between Anchor Gaming and Thomas J. Matthews. (Incorporated by reference to Exhibit
               10.12 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

 EXHIBITS
-----------
      10.13  Employment Agreement between Anchor Gaming and Joseph Murphy. (Incorporated by reference to Exhibit
               10.13 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.14  Employment Agreement between Anchor Gaming and James R. Purdy. (Incorporated by reference to Exhibit
               10.14 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.15  Employment Agreement between Anchor Gaming and Nick E. Greenwood. (Incorporated by reference to Exhibit
               10.15 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.16  Employment Agreement between Anchor Gaming and William Randall Adams. (Incorporated by reference to
               Exhibit 10.16 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.17  Employment Agreement between Anchor Gaming and Salvatore T. DiMascio. (Incorporated by reference to
               Exhibit 10.17 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.18  Option Agreement between Michael S. Stone and Anchor Gaming. (Incorporated by reference to Exhibit 10.18 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.19  Option Agreement between Thomas J. Matthews and Anchor Gaming. (Incorporated by reference to Exhibit
               10.19 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.20  Option Agreement between Joseph Murphy and Anchor Gaming. (Incorporated by reference to Exhibit 10.20 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.21  Option Agreement between William Randall Adams and Anchor Gaming. (Incorporated by reference to Exhibit
               10.21 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.22  Option Agreement between Nick E. Greenwood and Anchor Gaming. (Incorporated by reference to Exhibit
               10.22 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.23  Option Agreement between James R. Purdy and Anchor Gaming. (Incorporated by reference to Exhibit 10.23 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.24  Option Agreement between Salvatore T. DiMascio and Anchor Gaming. (Incorporated by reference to Exhibit
               10.24 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.25  Option Agreement between Anchor Gaming and Geoffrey A. Sage. (Incorporated by reference to Exhibit 10.25 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.26  Option Agreement between the Company and Stuart D. Beath. (Incorporated by reference to Exhibit 10.26 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.27  Option Agreement between the Company and Garret A. Scholz. (Incorporated by reference to Exhibit 10.27 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.28* Form of Stock Option Agreement between the Company and Glen J. Hettinger

 EXHIBITS
-----------
      10.29  Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by
               reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on Form 10-K (File No.
               0-23124)).

      10.30* Form of Indemnification Agreement between the Company and Glen H. Hettinger

      10.31  Tax Indemnification Agreement between Stanley E. Fulton, Anchor Gaming and its subsidiaries.
               (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on Form 10-K
               (File No. 0-23124)).

      10.32  Option Agreement between the Company and Elizabeth Fulton. (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

      10.33  Option Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

      10.34  Employment Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit
               10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

      10.35  Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the
               Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

      10.36  Addendum Agreement to amend the Employment and Stock Option Agreements between the Company and Salvatore
               T. DiMascio (Incorporated by reference to Exhibit 10.34 to the Company's June 30, 1996 Annual Report
               on Form 10-K (File No. 0-23124)).

      10.37* Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d.b.a. of Anchor
               Coin, a Nevada corporation and Subsidiary of the Company, and IGT.

      21.1*  List of Subsidiary Corporations.

      27.1*  Financial Data Schedule

------------------------

*   Filed herewith