Form 10-K/A
period 1997-06-30
ANCHOR GAMING
filed 1997-10-15
CIK 914923

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  ------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

                   FOR ANNUAL REPORT AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ____ TO ____

                                  ------------

                         COMMISSION FILE NUMBER 0-23124

                                 ANCHOR GAMING
            (Exact name of Registrant as specified in its charter)

                 NEVADA                             88-0304253
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)

            815 PILOT ROAD, SUITE G, LAS VEGAS, NEVADA    89119
            (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code: (702) 896-7568

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class              Name of Each Exchange on Which Registered:
----------------------------         ------------------------------------------
Common Stock, $.01 Par Value         The Nasdaq Stock Market's National Market

      Securities registered pursuant to Section 12(g) of the Act:  None.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  /X/    No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

   The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at October 9, 1997, based on the $93.50 per share closing price for the Company's common stock on the Nasdaq National Market was approximately $565,260,141.

   The number of shares of the Registrant's Common Stock outstanding as of October 9, 1997 was 12,958,607.

                     DOCUMENTS INCORPORATED BY REFERENCE

   None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ANCHOR GAMING



Date:  October 15, 1997                By:  /s/ Geoffrey A. Sage
                                            -----------------------------
                                            Geoffrey A. Sage,
                                            Corporate Controller

INDEPENDENT AUDITORS' REPORT ON SCHEDULE


Anchor Gaming and Subsidiaries:

We have audited the consolidated financial statements of Anchor Gaming and subsidiaries (the "Company") as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997 and have issued our report thereon dated August 1, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 1, 1997

                                  SCHEDULE II

                         ANCHOR GAMING AND SUBSIDIARIES
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                 ADDITIONS
                                                                   BALANCE       CHARGED TO
                                                                BEGINNING OF      COST AND         OTHER         BALANCE AT
                        DESCRIPTION                                 YEAR          EXPENSES      ADJUSTMENTS     END OF YEAR
-----------------------------------------------------------     ------------     ----------     -----------     ------------
Year ended June 30, 1995:
Allowance for doubtful accounts (deducted from accounts
  receivable)..............................................     $     28,720     $   52,101      $      --      $     80,821
Allowance for doubtful accounts (deducted from notes
  receivable)..............................................          352,078        495,000         (4,931)(2)       842,147
                                                                ------------     ----------     -----------     ------------
                                                                $    380,798     $  547,101      $  (4,931)     $    922,968
                                                                ------------     ----------     -----------     ------------
                                                                ------------     ----------     -----------     ------------
Year ended June 30, 1996:
Allowance for doubtful accounts (deducted from accounts
  receivable)..............................................     $     80,821     $  198,000      $      --      $    278,821
Allowance for doubtful accounts (deducted from notes
  receivable)..............................................          842,147         99,022(3)     (20,000)(1)       915,369
                                                                                                    (5,800)(2)
                                                                ------------     ----------     -----------     ------------
                                                                $    922,968     $  297,022      $ (25,800)     $  1,194,190
                                                                ------------     ----------     -----------     ------------
                                                                ------------     ----------     -----------     ------------
Year ended June 30, 1997:
Allowance for doubtful accounts (deducted from accounts
  receivable)..............................................     $    278,821     $  437,784      $ (51,000)(2)  $    665,605
Allowance for doubtful accounts (deducted from notes
  receivable)..............................................          915,369         21,883(3)     (14,690)(2)       922,562
                                                                ------------     ----------     -----------     ------------
                                                                $  1,194,190     $  459,667      $ (65,690)     $  1,588,167
                                                                ------------     ----------     -----------     ------------
                                                                ------------     ----------     -----------     ------------

------------------------

(1) Amounts deemed to be uncollectible

(2) Amounts recovered

(3) Primarily charged to development costs included in selling, general, and administrative expenses