Form 10-Q
period 1997-09-30
ANCHOR GAMING
filed 1997-11-13
CIK 914923

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(MARK ONE)
    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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
Yes    X      No
    -------      -------

Shares outstanding of each of the registrant's classes of common stock as of November 12, 1997:

         Class                            Outstanding as of November 12, 1997
         -----                            -----------------------------------
Common stock, $.01 par value                        12,981,532

                                    ANCHOR GAMING

                                      FORM 10-Q
                           QUARTER ENDED SEPTEMBER 30, 1997

                                        INDEX

                                                                       Page No.
                                                                       --------
Part I.  Financial Information

   Item 1.    Consolidated Condensed Financial Statements

         Consolidated Condensed Balance Sheets at
         September 30, 1997 (unaudited) and June 30, 1997                   3

         Consolidated Condensed Statements of
         Income for the three months ended
         September 30, 1997 and 1996 (unaudited)                            4

         Consolidated Condensed Statements of Cash
         Flows for the three months ended September 30, 1997
         and 1996 (unaudited)                                               5

         Notes to Consolidated Condensed Financial Statements (unaudited)   6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8

Part II. Other Information

   Item 2.    Changes in Securities and Use of Proceeds                    12

   Item 6.    Exhibits and Reports on Form 8-K                             16

Signatures                                                                 17

PART I.  FINANCIAL INFORMATION
  ITEM I.  FINANCIAL STATEMENTS

    ANCHOR GAMING
    CONSOLIDATED CONDENSED                         SEPTEMBER 30,    JUNE 30,
    BALANCE SHEETS                                     1997           1997
                                                   ------------- ------------
                                                    (UNAUDITED)
                                     ASSETS
    Current assets:
      Cash and cash equivalents                     $ 69,958,080 $ 66,427,369
      Accounts receivable, net                         7,084,987    6,358,052
      Inventory                                        2,091,145    3,196,918
      Prepaid expenses                                 1,615,955    1,835,913
      Other current assets                               472,464      445,799
                                                    ------------ ------------
        Total current assets                          81,222,631   78,264,051
    Property and equipment, net                       89,864,854   85,033,436
    Long-term notes receivable, net                    1,606,280    1,543,159
    Intangible assets, net                             2,075,479    2,128,306
    Investments in unconsolidated affiliates          18,207,361    7,570,712
    Deposits and other                                14,698,319   14,336,705
                                                    ------------ ------------
        Total assets                                $207,674,924 $188,876,369
                                                    ------------ ------------
                                                    ------------ ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable                              $  4,619,381 $  2,663,156
      Accrued salaries, wages and vacation pay         3,446,518    2,712,764
      Income tax payable                               7,567,641    2,138,934
      Other current liabilities                        7,495,173    6,103,394
                                                    ------------ ------------
        Total current liabilities                     23,128,713   13,618,248
    Long-term notes payable, principal stockholder     2,800,000    2,800,000
    Other long-term liabilities                          107,766      143,691
    Minority interest in consolidated subsidiary       1,094,481      983,562
                                                    ------------ ------------
    Total liabilities and minority
    interest in consolidated subsidiary               27,130,960   17,545,501
                                                    ------------ ------------
    Stockholders' equity:
      Preferred stock, $.01 par value, 1,000,000
        shares authorized; 0 shares issued and
        outstanding at September 30, 1997 and
        June 30, 1997                                          -            -
      Common stock, $.01 par value, 50,000,000
        shares authorized; 13,662,850 issued and
        12,958,107 outstanding at September 30, 1997,
        13,579,575 issued and 13,052,807 outstanding
        at June 30, 1997                                 136,628      135,796
      Additional paid-in capital                     110,144,608  107,267,684
      Treasury stock at cost, 704,743 shares at
        September 30, 1997 and 526,768 shares at
        June 30, 1997                                (26,975,754) (16,569,329)
      Retained earnings                               97,238,482   80,496,717
                                                    ------------ ------------
        Total stockholders' equity                   180,543,964  171,330,868
                                                    ------------ ------------
        Total liabilities and stockholders' equity  $207,674,924 $188,876,369
                                                    ------------ ------------
                                                    ------------ ------------

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

    ANCHOR GAMING                              THREE MONTHS ENDED SEPTEMBER 30,
    CONSOLIDATED CONDENSED                     --------------------------------
    STATEMENTS OF INCOME (UNAUDITED)                1997               1996
                                               --------------     -------------

    Revenues:
      Proprietary games                         $  24,967,818      $  9,212,611
      Casino operations                            20,046,846        17,586,357
      Route operations                              9,015,530         8,016,151
      Food and beverage                               451,043           360,713
                                               --------------     -------------
         Total revenues                            54,481,237        35,175,832
                                               --------------     -------------

    Costs and expenses:
      Proprietary games                             3,236,193         3,074,148
      Casino operations                             8,108,391         6,939,265
      Route operations                              5,388,044         4,780,086
      Food and beverage                               420,544           396,399
      Selling, general and administrative           8,417,629         6,287,428
      Depreciation and amortization                 2,860,772         1,481,016
                                               --------------     -------------
         Total costs and expenses                  28,431,573        22,958,342
                                               --------------     -------------

    Income from operations                         26,049,664        12,217,490
                                               --------------     -------------

    Other income (expense):
      Interest income                                 823,003         1,011,373
      Interest expense                                (56,694)          (97,107)
      Other income                                    152,906            84,932
      Minority interest in earnings
       of consolidated subsidiary                    (182,055)         (103,696)
                                               --------------     -------------
         Total other income (expense)                 737,160           895,502
                                               --------------     -------------

    Income before provision for income taxes       26,786,824        13,112,992
    Income tax provision                          (10,045,059)       (4,871,396)
                                               --------------     -------------
    Net income                                  $  16,741,765      $  8,241,596
                                               --------------     -------------
                                               --------------     -------------

    Weighted average common and common
      equivalent shares outstanding                13,636,263        13,737,290
                                               --------------     -------------
                                               --------------     -------------
    Earnings per common and common
      equivalent share                                $  1.23           $  0.60
                                               --------------     -------------
                                               --------------     -------------


               The accompanying notes are an integral part of these
                  consolidated condensed financial statements



ANCHOR GAMING                                          THREE MONTHS ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED                                 --------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                        1997              1996
                                                       -------------      -------------
Net cash provided by operating activities              $  20,513,115      $  14,290,510
                                                       -------------      -------------
Cash flows from investing activities:
  Capital expenditures                                   (7,692,190)        (12,409,962)
  Expenditures for intangible assets & investments          (80,614)           (109,786)
  Issuance of notes receivable                              (75,000)           (107,000)
  Principal reductions on notes receivable                   19,700              63,206
                                                       -------------      -------------
    Net cash used in investing activities                (7,828,104)        (12,563,542)
                                                       -------------      -------------

Cash flows from financing activities:
  Net proceeds from sale of stock                          1,252,125            778,458
  Payments to acquire treasury stock                     (10,406,425)                -
  Principal payments on loans                                     -             (25,000)
                                                       -------------      -------------
    Net cash provided by (used in) financing activities   (9,154,300)           753,458
                                                       -------------      -------------
Net increase in cash and cash equivalents                  3,530,711          2,480,426
Cash and cash equivalents, beginning of period            66,427,369         78,112,530
                                                       -------------      -------------
Cash and cash equivalents, end of period               $  69,958,080       $ 80,592,956
                                                       -------------      -------------
                                                       -------------      -------------
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Income taxes                                       $   3,059,700       $    757,800
                                                       -------------      -------------
                                                       -------------      -------------
  Interest                                             $      56,694       $     89,661
                                                       -------------      -------------
                                                       -------------      -------------


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

    BASIS OF PRESENTATION

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three-month periods ended September 30, 1997 and 1996 and its financial position at September 30, 1997. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1997. The operating results and cash flows for the three months ended September 30, 1997 are not necessarily indicative of the results that will be achieved in future periods.

    INVENTORY

    Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $464,958 and $594,615 at September 30, 1997 and June 30, 1997, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

    INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist primarily of a 50% interest in a joint venture with IGT (the "Joint Venture") to distribute gaming machines on wide-area progressive systems. Net income from the Joint Venture is included in revenue from proprietary games operations.

    The Joint Venture operates on a September 30 year end and was not in operation during the three months ended September 30, 1996. For the three months ended September 30, 1997, revenues for the Joint Venture were $38,540,000, expenses were $16,953,000, operating income was $21,588,000 and net income was $21,223,000.

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

    RECLASSIFICATIONS

    Certain amounts in the June 30, 1997 balance sheet have been reclassified to be consistent with the presentation used at September 30, 1997.

    EARNINGS PER SHARE

    Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the effect of shares issuable upon the exercise of stock options. Fully diluted earnings per share amounts are substantially the same as primary per share amounts for the periods presented.


3.  COMMITMENTS AND CONTINGENCIES

    At September 30, 1997 the Company had entered into various purchase agreements to purchase gaming equipment for approximately $3.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. These risks and uncertainties include, but are not limited to: risks of proprietary games such as pressure from competitors, changes in economic conditions, obsolescence, declining popularity, and duplication by third parties; competition in Black Hawk, Colorado; dependence on suppliers; changes in gaming regulations and taxes; dependence upon key personnel; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1997 and its Registration Statement file no. 333-34755.

OVERVIEW

    The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, gaming machine route operations, and food and beverage operations during the three months ended September 30, 1997 and 1996. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the commencement of the Company's joint venture with IGT during the second half of fiscal 1997 and, to a lesser extent, growth in revenue from the Company's proprietary game Wheel of Gold which began generating revenue in the third quarter of fiscal 1996. The Company's food and beverage revenues are derived primarily from its casino operations and, to a lesser extent, from its route operations.

                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,


SOURCES OF REVENUES:                               1997      1996
                                                 --------  --------

Proprietary games operations . . . . . . . . .     45.8%     26.2%
Casino operations  . . . . . . . . . . . . . .     36.8      50.0
Route operations . . . . . . . . . . . . . . .     16.5      22.8
Food and beverage operations . . . . . . . . .       .9       1.0
                                                 --------  --------
    Total Revenues                                100.0%    100.0%
                                                 --------  --------
                                                 --------  --------

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES. Total revenues were $54.5 million for the three months ended September 30, 1997, an increase of $19.3 million or 54.8% from $35.2 million for the three months ended September 30, 1996.

    Revenues from proprietary games operations were $25.0 million for the three months ended September 30, 1997, an increase of $15.8 million or 171.7% from $9.2 million for the three months ended September 30, 1996. This increase is primarily due to revenues generated from the Company's joint venture with IGT and, to a lesser extent, revenues generated from the Company's proprietary games Wheel of Gold-TM- and Totem Pole-TM-. These increases were offset to some extent by decreased revenues generated from the proprietary game Silver Strike-TM-.

    Revenues from casino operations were $20.0 million for the three months ended September 30, 1997, an increase of $2.4 million or 13.6% from $17.6 million for the three months ended September 30, 1996. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenues at the Colorado Grande Casino.

    Revenues from route operations were $9.0 million for the three months ended September 30, 1997, an increase of $1.0 million or 12.5% from $8.0 million for the three months ended September 30, 1996. Machines on route increased to 816 at September 30, 1997, from 768 at September 30, 1996, while average machines on route during the first quarter of fiscal 1998 were 80 machines greater than the first quarter of fiscal 1997.

     COSTS AND EXPENSES. Total costs and expenses were $28.4 million for the three months ended September 30, 1997, an increase of $5.4 million or 23.5% from $23.0 million for the three months ended September 30, 1996. Total costs and expenses as a percentage of total revenues decreased to 52.2% during the first quarter of fiscal 1998 from 65.3% during the first quarter of fiscal 1997.

    Costs and expenses of proprietary games operations were $3.2 million for the three months ended September 30, 1997, an increase of $100,000 or 3.2% from $3.1 million for the three months ended September 30, 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 13.0% during the first quarter of fiscal 1998 from 33.4% during the first quarter of fiscal 1997. The decrease in proprietary games costs as a percentage of revenue is primarily due to revenues from the joint venture with IGT, which, for accounting purposes, are reported net of expenses. The Joint Venture was not in operation during the three month ended September
30, 1996. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold-TM- and Totem Pole-TM-, incur less costs and expenses as a percentage of revenue than the Company's Silver Strike-TM- game, which previously accounted for a larger percentage of the Company's proprietary games revenue.

    Costs and expenses of casino operations were $8.1 million for the three months ended September 30, 1997, an increase of $1.2 million or 17.4% from $6.9 million for the three months ended September 30, 1996. Casino costs and expenses as a percentage of casino revenue increased to 40.4% during the first quarter of fiscal 1998 from 39.5% during the first quarter of fiscal year 1997. The increase in casino costs and expenses was primarily due to increased gaming taxes and promotions at both of the Company's casinos.

    Costs and expenses of route operations were $5.4 million for the three months ended September 30, 1997, an increase of $600,000 or 12.5% from $4.8 million for the three months ended September 30, 1996. Costs and expenses of route operations as a percentage of route revenue remained fairly constant at 59.8% during the first quarter of fiscal 1998 compared to 59.6% during the first quarter of fiscal 1997. The increase in route costs and expenses was primarily due to increased location costs and to a lesser extent increased direct payroll costs, both related to increased machines on route.

    Selling, general, and administrative ("SG&A") expenses were $8.4 million for the three months ended September 30, 1997, an increase of $2.1 million or 33.3% from $6.3 million for the three months ended September 30, 1996. SG&A expenses as a percentage of total revenue decreased to 15.5% during the first quarter of fiscal 1998 compared to 17.9% during the first quarter of fiscal 1997. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $1.9 million primarily due to increased payroll and compensation costs and licensing costs offset to some extent by decreased research and development costs.

    Depreciation and amortization expense was $2.9 million for the three months ended September 30, 1997, an increase of $1.4 million or 93.3% from $1.5 million for the three months ended September 30, 1996. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $26.0 million for the three months ended September 30, 1997, an increase of $13.8 million or 113.2% from $12.2 million for the three months ended September 30, 1996. As a percentage of total revenues, income from operations increased to 47.8% during the first quarter of fiscal 1998 from 34.7% during the first quarter of fiscal 1997.

    INTEREST INCOME. Interest income was $800,000 for the three months ended September 30, 1997, a decrease of $200,000 or 20.0% from $1.0 million for the three months ended September 30, 1996. This decrease is due to decreased short-term investments resulting from increased capital expenditures during the last three quarters of fiscal 1997 offset to some extent by increased cash generated from operations during the first quarter of fiscal 1998.

    INTEREST EXPENSE. Interest expense was $57,000 for the three months ended September 30, 1997, a decrease of $40,000 or 41.2% from $97,000 for the three months ended September 30, 1996. This decrease is due to reduced average notes payable during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997.

    NET INCOME. As a result of the factors discussed above, net income was $16.7 million for the three months ended September 30, 1997, an increase of $8.5 million or 103.7% from $8.2 million for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Anchor's principal sources of liquidity have been cash flows from operations and the net proceeds from the Secondary Offering in April 1996 and the IPO in February 1994. Net proceeds to the Company from the Secondary Offering were $53.9 million, and net proceeds from the IPO were $34.1 million. In October 1997, the Company completed a stock offering on behalf of selling shareholders. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $20.5 million during the first quarter of fiscal 1998 and $14.3 million during the first quarter of fiscal 1997. At September 30, 1997, the Company had cash and cash equivalents of $70.0 million, working capital of $58.1 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

    In the first quarter of fiscal 1998, the Company spent $7.7 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations of approximately $7.0 million.

    In September 1997, the Company, with a joint venture partner, was granted permission to run six permanent full-time and one part-time charity based gaming clubs in Ontario, Canada.

    In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of the Company's common stock. At September 30, 1997, the Company had repurchased a total of 514,000 shares of stock at a cost of $23.9 million.

    In April 1997, the Company entered into the Bank Revolver, which expires November 30, 1998. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility. During the first quarter of fiscal 1998 the Company did not borrow under the Bank Revolver.

    The Company believes its principal liquidity requirements will be the purchase of additional proprietary gaming machines in formats that have already been introduced to the market, as well as the development and purchase of proprietary gaming machines in formats that have not yet been introduced. At September 30, 1997, the Company had commitments to purchase gaming equipment for approximately $3.3 million.

    The Company believes that cash on hand, cash flow from operations, and available borrowings under the Bank Revolver will be sufficient to fund its currently planned capital expenditures.

    The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming oriented business and depending on the amount of funding required, the Company may be required to obtain additional financing.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 26, 1997, the Board of Directors of the Company adopted a Stockholder Rights Plan, providing that one right (a "Right") will be attached to each share of common stock, par value $.01 per share, of the Company (the "COMMON STOCK") as of October 20, 1997 (the "RECORD DATE").
Each Right entitles the registered holder to purchase from the Company a unit (a "UNIT") consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $20.00 per share (the "PREFERRED STOCK"), at a Purchase Price of $400.00 per Unit (the "PURCHASE PRICE"), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement (the "RIGHTS AGREEMENT"), dated as of October 17, 1997, between the Company and The Chase Manhattan Bank, as Rights Agent (the "RIGHTS AGENT").

     Initially, the Rights will be attached to all Common Stock certificates representing shares outstanding as of the Record Date, and no separate Rights Certificate will be distributed. The Rights will separate from the Common Stock and a Distribution Date will occur upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "ACQUIRING PERSON") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the "STOCK ACQUISITION DATE"), (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock or (iii) 10 business days after the Board of Directors of the Company determines that any Person or Persons have become the Beneficial Owner of an amount of Common Stock that the Board of Directors determines to be substantial (which amount will in no event be less than 10% of the shares of Common Stock outstanding) and that (a) such Person or Persons intend to cause the Company to repurchase the Common Stock beneficially owned by such Person or Persons or to exert pressure against the Company to take any action or enter into any transaction or series of transactions with the intent or the effect of providing such Person or Persons with short-term gains or profits under circumstances in which the Board of Directors determines that the long-term interests of the Company and its stockholders would not be served by taking such action or entering into such transactions or series of transactions or (b) beneficial ownership by such Person or Persons is reasonably likely to have a material adverse effect on the business, competitive position, prospects, or financial condition of the Company and its subsidiaries (an "ADVERSE PERSON"). Until the Distribution Date, (i) the Rights will be evidenced by the Common Stock certificates and will be transferred with and only with such Common Stock certificates, (ii) new Common Stock certificates will contain a notation incorporating the Rights Agreement by reference; and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificate.

     The Rights Agreement provides that Stanley E. Fulton, and certain of his transferees, donees or successors, who together will be beneficial owners of more than 39.2% of the Common Stock of the Company outstanding on October 20, 1997, are excluded from the definition of "Acquiring Person." Mr. Fulton is also excluded from the definition of "Adverse Person."

     The Rights are not exercisable until the Distribution Date and will expire at the close of business on October 20, 2007, unless earlier redeemed by the Company as described below.

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

     In the event that (i) the Company is the surviving corporation in a merger or combination with any Acquiring Person or any Adverse Person, or any Associate or Affiliate of any Acquiring Person or Adverse Person, and its Common Stock remains outstanding, (ii) any Acquiring Person or any Adverse Person, or any Associate or Affiliate of any Acquiring Person or Adverse Person, engages in one or more "self-dealing" transactions as set forth in the Rights Agreement, (iii) an Acquiring Person becomes the beneficial owner of 15% or more of the then outstanding shares of Common Stock (unless such acquisition is made pursuant to a tender or exchange offer for all outstanding shares of the Company, at a price determined by a majority of the Continuing Directors of the Company who are not determined by a majority of the Continuing Directors of the Company who are not representatives, nominees, Affiliates, or Associates of an Acquiring Person to be fair and otherwise in the best interest of the Company and its stockholders), (iv) during such time as there is an Acquiring Person or Adverse Person an event occurs that results in such Acquiring Person's or Adverse Person's ownership interest being increased by more than 1% (E.G., a reverse stock split or recapitalization), or (v) the Board of Directors determines that a person is an Adverse Person, each holder of a Right will thereafter have the right to receive, upon exercise, Common Stock (or, in certain circumstances, cash, property, or other securities of the Company), having a value equal to two times the Exercise Price of the Right. The Exercise Price is the Purchase Price times the number of shares of Common Stock associated with each Right (initially, one). Notwithstanding any of the foregoing, following the occurrence of any of the events set forth in this paragraph (the "Flip-In Events"), all Rights that are, or (under certain circumstances specified in the Rights Agreement) were, beneficially owned by any Acquiring Person or any Adverse Person, or an Associate or Affiliate of any Acquiring Person or Adverse Person, will be null and void. However, Rights are not exercisable following the occurrence of any of the Flip-In Events set forth above until such time as the Rights are no longer redeemable by the Company as set forth below.

     For example, at an exercise price of $400 per Right, each Right not owned by an Acquiring Person or an Adverse Person (or by certain related parties) following an event set forth in the preceding paragraph would entitle its holder to purchase Common Stock with a value of $800 (or other consideration, as noted above) for $400. Assuming that the Common Stock had a per share value of $400 at such time, the holder of each valid Right would be entitled to purchase 2.0 shares of Common Stock for $400. Alternatively, the Company could permit the holder to surrender each Right in exchange for stock or cash equivalent to one share of Common Stock (with a value of $400) without the payment of any consideration other than the surrender of the Right.

     In the event that following the Stock Acquisition Date, (i) the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation (other than a merger that follows a tender offer that the Board of Directors has found to be fair to the stockholders of the Company, as described above) or (ii) 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right (except Rights which have previously been voided as set forth above) will thereafter have the right (a flip-over right) to receive, upon exercise of the Right, Common Stock of the acquiring company having a value equal to two times the Exercise Price of the Right.

     The Purchase Price payable, and the number of Units of Preferred Stock or other securities or property issuable, upon exercise of the Rights are subject to adjustment from time to time to prevent dilution (i) in the event of a stock dividend on, or a subdivision, combination or reclassification of, the Preferred Stock, (ii) if holders of the Preferred Stock are granted certain rights or warrants to subscribe for Preferred Stock or convertible securities at less than the current market price of the Preferred Stock, or
(iii) upon the distribution to holders of the Preferred Stock of evidences of indebtedness or assets (excluding regular quarterly cash dividends) or of subscription rights or warrants (other than those referred to above).

    With certain exceptions, no adjustments in the Purchase Price will be required until cumulative adjustments amount to at least 1% of the Purchase Price. No fractional Units will be issued and, in lieu thereof, an adjustment in cash will be made based on the market price of the Preferred Stock on the last trading date prior to the date of exercise.

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

     The term "Continuing Director" means any member of the Board of Directors of the Company who was a member of the Board prior to the adoption of the Rights Plan and any person who is subsequently elected to the Board if such person is recommended or approved by a majority of the Continuing Directors, but will not include an Acquiring Person or any Adverse Person, or an Affiliate or Associate of an Acquiring Person or Adverse Person, or any representative of the foregoing entities.

     Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to received dividends. While the distribution of the Rights will not be taxable to stockholders or to the Company, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Company as set forth above.

     Any of the provisions of the Rights Agreement may be amended by the Board of Directors of the Company prior to the Distribution Date. After the Distribution Date, the provisions of the Rights Agreement may be amended by the Board (in certain circumstances, with the concurrence of the Continuing Directors) in order to cure any ambiguity, to make changes which do not adversely affect the interests of holders of Rights (excluding the interest of any Acquiring Person or any Adverse Person), or to shorten or lenghten any time period under the Rights Agreement; provided that no amendment to adjust the time period governing redemption will be made at such time as the Rights are not redeemable.

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company in certain circumstance. Accordingly, the existence of the Rights may deter certain acquirors from making takeover proposals or tender offers. However, the Rights are not intended to prevent a takeover, but rather are designed to enhance the ability of the Board of Directors to negotiate with an acquiror on behalf of all the shareholders.

     The Rights Agreement between the Company and the Rights Agent specifying the terms of the Rights, which includes as Exhibit B the Form of Rights Certificate, is attached as an exhibit and incorporated by reference. The foregoing description of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement.

Item 6.    Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                    See Index to Exhibits

               (b)  Reports on Form 8-K

                    Form 8-K dated September 10, 1997

                    Form 8-K dated October 14, 1997

                    Form 8-K dated October 15, 1997

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                       ANCHOR GAMING
                                       (Registrant)


Date  NOVEMBER 12, 1997                /s/ STANLEY E. FULTON
      -----------------                ----------------------------
                                       Stanley E. Fulton
                                       Chairman and
                                         Chief Executive Officer


Date  NOVEMBER 12, 1997                /s/ GEOFFREY A. SAGE
      -----------------                ----------------------------
                                       Geoffrey A. Sage
                                       Corporate Controller and
                                         Principal Accounting Officer

                               INDEX TO EXHIBITS


EXHIBIT 4.1 Rights Agreement, dated as of August 26, 1997 between the Registrant and The Chase Manhattan Bank, as the Rights Agent. (Incorporated by reference to Exhibit 3.1 to the Company's October 17, 1997 Report on Form 8-A (File No. 0-23124)).

EXHIBIT 27       Financial Data Schedule.