Form 10-Q
period 1997-12-31
ANCHOR GAMING
filed 1998-02-12
CIK 914923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
  / X /     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

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
Yes / X /     No _____

Shares outstanding of each of the registrant's classes of common stock as of February 12, 1998:

     CLASS                                 OUTSTANDING AS OF FEBRUARY 12, 1998
     -----                                 -----------------------------------
Common stock, $.01 par value                           12,525,132

                                 ANCHOR GAMING

                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1997

                                     INDEX


                                                                       PAGE NO.
                                                                       --------
Part I.    Financial Information

  Item 1.  Consolidated Condensed Financial Statements

           Consolidated Condensed Balance Sheets at
           December 31, 1997 and June 30, 1997 (unaudited)                  3

           Consolidated Condensed Statements of
           Income for the three months ended
           December 31, 1997 and 1996 (unaudited)                           4

           Consolidated Condensed Statements of
           Income for the six months ended
           December 31, 1997 and 1996 (unaudited)                           5

           Consolidated Condensed Statements of Cash
           Flows for the six months ended December 31, 1997
           and 1996 (unaudited)                                             6

           Notes to Consolidated Condensed Financial Statements
           (unaudited)                                                      7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10

Part II.   Other Information

  Item 6.  Exhibits and Reports on Form 8-K                                16

Signatures                                                                 17

PART I.   FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS

ANCHOR GAMING
CONSOLIDATED CONDENSED                                          DECEMBER 31,       JUNE 30,
BALANCE SHEETS (UNAUDITED)                                          1997             1997
----------------------------------------------------------------------------------------------
                              ASSETS
Current assets:
 Cash and cash equivalents                                      $ 40,138,666      $ 66,427,369
 Accounts receivable, net                                          7,617,216         6,358,052
 Inventory                                                         1,403,038         3,196,918
 Prepaid expenses                                                  1,658,818         1,835,913
 Other current assets                                                499,733           445,799
                                                                ------------      ------------
  Total current assets                                            51,317,471        78,264,051
Property and equipment, net                                       95,979,128        85,033,436
Long-term notes receivable, net                                    2,471,299         1,543,159
Intangible assets, net                                             2,009,425         2,128,306
Investments in unconsolidated affiliates                          28,969,485         7,570,712
Deposits and other                                                14,271,143        14,336,705
                                                                ------------      ------------
  Total assets                                                  $195,017,951      $188,876,369
                                                                ------------      ------------
                                                                ------------      ------------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $  8,168,320      $  2,663,156
 Accrued salaries, wages and vacation pay                          2,144,284         2,712,764
 Income tax payable                                                  347,479         2,138,934
 Other current liabilities                                         8,489,065         6,103,394
                                                                ------------      ------------
  Total current liabilities                                       19,149,148        13,618,248
Long-term notes payable, principal stockholder                     2,800,000         2,800,000
Other long-term liabilities                                           71,841           143,691
Minority interest in consolidated subsidiary                       1,198,827           983,562
                                                                ------------      ------------
  Total liabilities and minority interest in
    consolidated subsidiary                                       23,219,816        17,545,501
                                                                ------------      ------------
Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized;
 0 shares issued and outstanding at December 31, 1997 and
 June 30, 1997                                                             -                 -
Common stock, $.01 par value, 50,000,000 shares authorized;
 13,690,275 issued and 12,525,132 outstanding at December
 31, 1997, 13,579,575 issued and 13,052,807 outstanding at
 June 30, 1997                                                       136,903           135,796
Additional paid-in capital                                       111,147,422       107,267,684
Treasury stock at cost, 1,165,143 shares at December 31,
 1997 and 526,768 shares at June 30, 1997                        (52,731,940)      (16,569,329)
Retained earnings                                                113,245,750        80,496,717
                                                                ------------      ------------
 Total stockholders' equity                                      171,798,135       171,330,868
                                                                ------------      ------------
 Total liabilities and stockholders' equity                     $195,017,951      $188,876,369
                                                                ------------      ------------
                                                                ------------      ------------


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

ANCHOR GAMING                                                   THREE MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                          -------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                     1997             1996
------------------------------------------------------------------------------------------------
Revenues:
  Proprietary games operations                                  $  26,502,147     $  10,593,046
  Casino operations                                                18,228,312        16,198,259
  Route operations                                                  8,367,801         8,584,340
  Other                                                               410,994           279,272
                                                                -------------     -------------
    Total revenues                                                 53,509,254        35,654,917
                                                                -------------     -------------

Costs and expenses:
  Proprietary games                                                 3,109,511         2,773,828
  Casino operations                                                 8,017,788         7,138,267
  Route operations                                                  5,216,526         5,058,785
  Food and beverage                                                   447,647           343,817
  Selling, general and administrative                               9,173,984         6,133,475
  Depreciation and amortization                                     3,067,579         2,108,444
                                                                -------------     -------------
    Total costs and expenses                                       29,033,035        23,556,616
                                                                -------------     -------------

Income from operations                                             24,476,219        12,098,301
                                                                -------------     -------------

Other income (expense):
  Interest income                                                     842,322           965,329
  Interest expense                                                    (56,153)          (79,832)
  Other income                                                        517,954           112,839
  Minority interest in earnings of consolidated subsidiary           (168,715)          (60,831)
                                                                -------------     -------------
    Total other income                                              1,135,408           937,505
                                                                -------------     -------------

  Income before provision for income taxes                         25,611,627        13,035,806
  Income tax provision                                             (9,604,360)       (4,826,190)
                                                                -------------     -------------
  Net income                                                    $  16,007,267      $  8,209,616
                                                                -------------     -------------
                                                                -------------     -------------

  Basic earnings per share                                            $  1.24           $  0.61
                                                                -------------     -------------
                                                                -------------     -------------
  Weighted average shares outstanding                              12,929,309        13,353,057
                                                                -------------     -------------
                                                                -------------     -------------

  Diluted earnings per share                                          $  1.20           $  0.60
                                                                -------------     -------------
                                                                -------------     -------------
  Weighted average common and common equivalent
   shares outstanding                                              13,337,979        13,584,048
                                                                -------------     -------------
                                                                -------------     -------------

            The accompanying notes are an integral part of these
                consolidated condensed financial statements

ANCHOR GAMING                                                      SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                             -----------------------------
STATEMENTS OF INCOME (UNAUDITED)                                       1997           1996
------------------------------------------------------------------------------------------------
Revenues:
  Proprietary games operations                                  $  51,469,965     $  19,805,657
  Casino operations                                                38,275,158        33,784,616
  Route operations                                                 17,383,332        16,600,491
  Other                                                               862,039           639,985
                                                                -------------     -------------
    Total revenues                                                107,990,494        70,830,749
                                                                -------------     -------------

Costs and expenses:
  Proprietary games                                                 6,345,704         5,847,976
  Casino operations                                                16,126,180        14,077,532
  Route operations                                                 10,604,569         9,838,871
  Food and beverage                                                   868,192           740,216
  Selling, general and administrative                              17,591,616        12,420,903
  Depreciation and amortization                                     5,928,351         3,589,460
                                                                -------------     -------------
    Total costs and expenses                                       57,464,612        46,514,958
                                                                -------------     -------------

Income from operations                                             50,525,882        24,315,791
                                                                -------------     -------------

Other income (expense):
  Interest income                                                   1,665,327         1,976,702
  Interest expense                                                   (112,847)         (176,939)
  Other income                                                        670,860           197,771
  Minority interest in earnings of consolidated subsidiary           (350,769)         (164,527)
                                                                -------------     -------------
    Total other income (expense)                                    1,872,571         1,833,007
                                                                -------------     -------------

Income before provision for income taxes                           52,398,453        26,148,798
Income tax provision                                              (19,649,420)       (9,697,586)
                                                                -------------     -------------
Net income                                                      $  32,749,033     $  16,451,212
                                                                -------------     -------------
                                                                -------------     -------------


Basic earnings per share                                              $  2.53           $  1.23
                                                                -------------     -------------
                                                                -------------     -------------
Weighted average shares outstanding                                12,949,290        13,339,909
                                                                -------------     -------------
                                                                -------------     -------------


Diluted earnings per share                                            $  2.45           $  1.21
                                                                -------------     -------------
                                                                -------------     -------------
Weighted average common and common equivalent
 shares outstanding                                                13,351,680        13,588,027
                                                                -------------     -------------
                                                                -------------     -------------

            The accompanying notes are an integral part of these
                consolidated condensed financial statements


ANCHOR GAMING                                                   SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                         -------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                1997              1996
----------------------------------------------------------------------------------------------
Net cash provided by operating activities                      $ 26,184,577       $ 22,754,087
                                                               ------------       ------------
Cash flows from investing activities:
 Capital expenditures                                           (16,874,044)       (28,693,508)
 Expenditures for intangible assets & investments                  (110,614)          (323,955)
 Issuance of notes receivable                                      (964,541)        (1,242,595)
 Principal reductions on notes receivable                            49,305            445,895
                                                               ------------       ------------
   Net cash used in investing activities                        (17,899,894)       (29,814,163)
                                                               ------------       ------------
Cash flows from financing activities:
 Net proceeds from sale of stock                                  1,589,225            830,458
 Payments to acquire treasury stock                             (36,162,611)          (950,000)
                                                               ------------       ------------
   Net cash used in financing activities                        (34,573,386)          (119,542)
                                                               ------------       ------------
Net decrease in cash and cash equivalents                       (26,288,703)        (7,179,618)

Cash and cash equivalents, beginning of period                   66,427,369         78,112,530
                                                               ------------       ------------
Cash and cash equivalents, end of period                       $ 40,138,666       $ 70,932,912
                                                               ------------       ------------
                                                               ------------       ------------

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Income taxes                                                 $ 19,283,454       $  8,278,975
                                                               ------------       ------------
                                                               ------------       ------------

  Interest                                                     $    112,540       $    175,512
                                                               ------------       ------------
                                                               ------------       ------------

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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month and six-month periods ended December 31, 1997 and 1996, its cash flows for the six month periods ended December 31, 1997 and 1996 and its financial position at December 31, 1997. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1997. The operating results and cash flows for the three months and six months ended December 31, 1997 are not necessarily indicative of the results that will be achieved in future periods.

     INVENTORY

     Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $577,285 and $594,615 at December 31, 1997 and June 30, 1997, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are ercorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist primarily of a 50% interest in a joint venture with International Game Technology ("IGT") (the "Joint Venture") to distribute gaming machines on wide-area progressive systems. Net income from the Joint Venture is included in revenue from proprietary games operations.

     The Joint Venture operates on a September 30 year end, and was not in operation during the three months and six months ended December 31, 1996.
For the three months ended December 31, 1997, revenues for the Joint Venture were $47,333,000, expenses were $24,109,000, operating income was $23,224,000 and net income was $23,372,000. For the six months ended December 31, 1997, revenues were $85,873,000, expenses were $41,062,000, operating income was $44,811,000 and net income was $44,595,000.

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

     RECLASSIFICATIONS

     Certain amounts in the June 30, 1997 balance sheet have been reclassified to be consistent with the presentation used at December 31, 1997.

     EARNINGS PER SHARE

     During the three months ended December 31, 1997, the Company adopted FASB Statement No. 128 "Earnings per share." This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:


                                  Three Months Ended                   Three Months Ended
                                   December 31, 1997                    December 31, 1996
                          ---------------------------------------------------------------------
                                                      Per-                                 Per-
                             Income       Shares     Share        Income       Shares     Share
                          (Numerator) (Denominator)  Amount    (Numerator) (Denominator)  Amount
                          ----------- -------------  ------    ----------- -------------  ------
Basic EPS:
 Net Income               $16,007,267   12,929,309    $1.24    $8,209,616    13,353,057    $0.61
                                                      -----                                -----
                                                      -----                                -----
Effect of Dilutive
Securities:
 Options                                   408,670                              230,991
                          -----------   ----------             ----------    ----------
Diluted EPS:
 Net Income               $16,007,267   13,337,979    $1.20    $8,209,616    13,584,048    $0.60
                          -----------   ----------    -----    ----------    ----------    -----
                          -----------   ----------    -----    ----------    ----------    -----

                                                Six Months Ended                           Six Months Ended
                                                December 31, 1997                          December 31, 1996
                                    ------------------------------------------------------------------------------------
                                       Income         Shares       Per-Share       Income        Shares        Per-Share
                                    (Numerator)   (Denominator)      Amount      (Numerator)  (Denominator)      Amount
                                    -----------   -------------    ---------     -----------  -------------    ---------
  Basic EPS:
    Net Income                      $32,749,033     12,949,290        $  2.53    $16,451,212     13,339,909      $  1.23
                                                                      -------                                    -------
                                                                      -------                                    -------
  Effect of Dilutive Securities:
    Options                                            402,390                                      248,118
                                    -----------     ----------                   ----------      ----------
  Diluted EPS:
    Net Income                      $32,749,033     13,351,680        $  2.45    $16,451,212     13,588,027      $  1.21
                                    -----------     ----------        -------    -----------     ----------      -------
                                    -----------     ----------        -------    -----------     ----------      -------


2.   COMMITMENTS AND CONTINGENCIES

     At December 31, 1997 the Company had entered into various purchase agreements to purchase gaming equipment for approximately $1.4 million.

     The following purported class action lawsuits (the "Lawsuits") were filed against the Company and certain affiliated persons since the date of the Company's last quarterly report on Form 10Q:

   PARTIES                             COURT                                    FILING DATE
----------------         ----------------------------------------------      -----------------
Grossman                 U.S. District Court, District of NV                 December 5, 1997
Delio                    U.S. District Court, District of NV                 December 11, 1997
Meisel                   U.S. District Court, District of NV                 December 16, 1997
Steinberg                Superior Court NJ Law Division, Atlantic County     December 22, 1997
Winters                  U.S. District Court, District of CO                 December 31, 1997
Friend/Vogelzang         U.S. District Court, District of NV                 January 12, 1998
Ryan/Karger              District Court, Clark County, NV                    January 16, 1998
Gehring                  U.S. District Court, District of NV                 January 23, 1998
Winters                  District Court, Clark County, NV                    January 30, 1998

     The Lawsuits have been brought on behalf of certain purchasers of the stock of the Company over various periods covered by the suits. Certain other actions have been filed and dismissed. The complaints allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company. The Company believes that the claims are without merit. The Company intends to vigorously contest the suits.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. These risks and uncertainties include, but are not limited to: risks of proprietary games such as pressure from competitors, changes in economic conditions, obsolescence, declining popularity, and duplication by third parties; competition and seasonality in Black Hawk and Cripple Creek, Colorado; dependence on suppliers; changes in gaming regulations and taxes; dependence upon key personnel; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1997, its Registration Statement file no. 333-34755, and its Form 10Q for the quarter ended September 30, 1997. The Company undertakes no obligation to update any forward-looking statement.

OVERVIEW

     The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, gaming machine route operations, and other during the three months and six months ended December 31, 1997 and 1996. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the commencement of the Company's joint venture with IGT during the second half of fiscal 1997.

                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                      DECEMBER 31,                  DECEMBER 31,
                                  ------------------            ----------------
SOURCES OF REVENUES               1997           1996           1997          1996
-------------------               ----           ----           ----          ----
Proprietary games operations      49.5%          29.7%          47.7%         28.0%
Casino operations                 34.1           45.4           35.4          47.7
Route operations                  15.6           24.1           16.1          23.4
Other                               .8             .8             .8            .9
                                 -----          -----          -----         -----
                                 100.0%         100.0%         100.0%        100.0%
                                 -----          -----          -----         -----
                                 -----          -----          -----         -----

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

     REVENUES. Total revenues were $53.5 million for the three months ended December 31, 1997, an increase of $17.8 million or 49.9% from $35.7 million for the three months ended December 31, 1996.

     Revenues from proprietary games operations were $26.5 million for the three months ended December 31, 1997, an increase of $15.9 million or 150.0% from $10.6 million for the three months ended December 31, 1996. This increase is primarily due to revenues generated from the Company's joint venture with IGT and, to a lesser extent, revenues generated from the Company's proprietary games Wheel of Gold-TM- and Totem Pole-TM-. These increases were offset to some extent by decreased revenues generated from the sale of tokens for the proprietary game Silver Strike-TM-.

     Revenues from casino operations were $18.2 million for the three months ended December 31, 1997, an increase of $2.0 million or 12.3% from $16.2 million for the three months ended December 31, 1996. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenue at the Colorado Grande Casino.

     Revenues from route operations were $8.4 million for the three months ended December 31, 1997, a decrease of $200,000 or 2.3% from $8.6 million for the three months ended December 31, 1996. Machines on route increased to 816 at December 31, 1997, from 754 at December 31, 1996, while average machines on route during the second quarter of fiscal 1998 was 816 machines, as compared to 767 machines during the second quarter of fiscal 1997. The decline in route revenue is attributable to increased jackpots and fills as well as increased competition due to expansion of grocery store chains and local casino operations.

      COSTS AND EXPENSES. Total costs and expenses were $29.0 million for the three months ended December 31, 1997, an increase of $5.4 million or 22.9% from $23.6 million for the three months ended December 31, 1996. Total costs and expenses as a percentage of total revenues decreased to 54.3% during the second quarter of fiscal 1998 from 66.1% during the second quarter of fiscal 1997.

     Costs and expenses of proprietary games operations were $3.1 million for the three months ended December 31, 1997, an increase of $300,000 or 10.7% from $2.8 million for the three months ended December 31, 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 11.7% during the second quarter of fiscal 1998 from 26.2% during the second quarter of fiscal 1997. The decrease in proprietary games costs as a percentage of revenue is primarily due to revenues from the joint venture with IGT, which, for accounting purposes, are recorded net of expenses. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold-TM- and Totem Pole-TM-, incur less costs and expenses as a percentage of revenue than the Company's Silver Strike-TM- game, which previously accounted for a larger percentage of the Company's proprietary games revenue. Recent developments in world silver markets have resulted in an increase in silver prices, which, if it persists, could affect the profitability of the Silver Strike game.

     Costs and expenses of casino operations were $8.0 million for the three months ended December 31, 1997, an increase of $900,000 or 12.7% from $7.1 million for the three months ended December 31, 1996. Casino costs and expenses as a percentage of casino revenue remained relatively constant at 44.0% during the second quarter of fiscal 1998 from 44.1% during the second quarter of fiscal year 1997. The increase in casino costs and expenses was primarily due to increased gaming taxes, promotions and direct payroll at both of the Company's casinos.

     Costs and expenses of route operations were $5.2 million for the three months ended December 31, 1997, an increase of $100,000 or 2.0% from $5.1 million for the three months ended December 31, 1996. Costs and expenses of route operations as a percentage of route revenue increased to 62.3% during the second quarter of fiscal 1998 compared to 58.9% during the second quarter of fiscal 1997. The increase in route costs and expenses was primarily due to increased location costs and to a lesser extent increased direct payroll costs, both related to increased machines on route.

     Selling, general, and administrative ("SG&A") expenses were $9.2 million for the three months ended December 31, 1997, an increase of $3.1 million or 50.8% from $6.1 million for the three months ended December 31, 1996. SG&A expenses as a percentage of total revenue remained relatively constant at 17.1% during the second quarter of fiscal 1998 compared to 17.2% during the second quarter of fiscal 1997. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $2.5 million, primarily due to increased payroll and compensation costs, valuation allowances, and licensing costs.

     Depreciation and amortization expense was $3.1 million for the three months ended December 31, 1997, an increase of $1.0 million or 47.6% from $2.1 million for the three months ended December 31, 1996. This increase is primarily due to increased depreciation expense incurred in the Company's proprietary games operations and to a lesser extent increased depreciation incurred at the Colorado Central Station Casino.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $24.5 million for the three months ended December 31, 1997, an increase of $12.4 million or 102.5% from $12.1 million for the three months ended December 31, 1996. As a percentage of total revenues, income from operations increased to 45.7% during the second quarter of fiscal 1998 from 33.9% during the second quarter of fiscal 1997.

     INTEREST INCOME. Interest income was $842,000 for the three months ended December 31, 1997, a decrease of $123,000 or 12.7% from $965,000 for the three months ended December 31, 1996. This decrease is due to decreased balances in short-term investments primarily resulting from the acquisition of treasury stock.

     NET INCOME. As a result of the factors discussed above, net income was $16.0 million for the three months ended December 31, 1997, an increase of $7.8 million or 95.1% from $8.2 million for the three months ended December 31, 1996.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

     REVENUES. Total revenues were $108.0 million for the six months ended December 31, 1997, an increase of $37.2 million or 52.5% from $70.8 million for the six months ended December 31, 1996.

     Revenues from proprietary games operations were $51.5 million for the six months ended December 31, 1997, an increase of $31.7 million or 160.1% from $19.8 million for the six months ended December 31, 1996. This increase is primarily due to revenues generated from the Company's joint venture with IGT and, to a lesser extent, revenues generated from the Company's proprietary games Wheel of Gold-TM- and Totem Pole-TM-. These increases were offset to some extent by decreased revenues generated from the proprietary game Silver Strike-TM-.

     Revenues from casino operations were $38.3 million for the six months ended December 31, 1997, an increase of $4.5 million or 13.3% from $33.8 million for the six months ended December 31, 1996. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenue at the Colorado Grande Casino.

     Revenues from route operations were $17.4 million for the six months ended December 31, 1997, an increase of $800,000 or 4.8% from $16.6 million for the six months ended December 31, 1996. Average machines on route during the six months ended December 31, 1997 was 816 machines, as compared to 758 machines during the six months ended December 31, 1996. The increase in route revenue was due to the increased number of machines on route offset somewhat by increased jackpots and fills as well as increased competition due to expansion of grocery store chains and local casino operations.

     COSTS AND EXPENSES. Total costs and expenses were $57.5 million for the six months ended December 31, 1997, an increase of $11.0 million or 23.7% from $46.5 million for the six months ended December 31, 1996. Total costs and expenses as a percentage of total revenues decreased to 53.2% during the six months ended December 31, 1997 from 65.7% during the six months ended December 31, 1996.

     Costs and expenses of proprietary games operations were $6.3 million for the six months ended December 31, 1997, an increase of $500,000 or 8.6% from $5.8 million for the six months ended December 31, 1996. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 12.3% during the six months ended December 31, 1997 from 29.5% during the six months ended December 31, 1996. The decrease in proprietary games costs as a percentage of revenue is primarily due to revenues from the joint venture with IGT, which, for accounting purposes, are recorded net of expenses. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold-TM- and Totem Pole-TM-, incur less costs and expenses as a percentage of revenue than the Company's Silver Strike-TM- game, which previously accounted for a larger percentage of the Company's proprietary games revenue. Recent developments in world silver markets have resulted in an increase in silver prices, which, if it persists, could affect the profitability of the Silver Strike game.

     Costs and expenses of casino operations were $16.1 million for the six months ended December 31, 1997, an increase of $2.0 million or 14.2% from $14.1 million for the six months ended December 31, 1996. Casino costs and expenses as a percentage of casino revenue increased slightly to 42.1% during the six months ended December 31, 1997 from

41.7% during the six months ended December 31, 1996. The increase in casino costs and expenses was primarily due to increased gaming taxes, promotions and direct payroll at both of the Company's casinos.

     Costs and expenses of route operations were $10.6 million for the six months ended December 31, 1997, an increase of $800,000 or 8.2% from $9.8 million for the six months ended December 31, 1996. Costs and expenses of route operations as a percentage of route revenue increased slightly to 61.0% during the six months ended December 31, 1997 compared to 59.3% during the six months ended December 31, 1996. The increase in route costs and expenses was primarily due to increased location costs and to a lesser extent increased direct payroll costs, both related to increased machines on route.

     Selling, general, and administrative ("SG&A") expenses were $17.6 million for the six months ended December 31, 1997, an increase of $5.2 million or 41.9% from $12.4 million for the six months ended December 31, 1996. SG&A expenses as a percentage of total revenue decreased to 16.3% during the six months ended December 31, 1997 from 17.5% during the six months ended December 31, 1996. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $4.4 million primarily due to increased payroll and compensation costs, valuation allowances, and licensing costs.

     Depreciation and amortization expense was $5.9 million for the six months ended December 31, 1997, an increase of $2.3 million or 63.9% from $3.6 million for the six months ended December 31, 1996. This increase is primarily due to increased depreciation expense incurred in the Company's proprietary games operations and to a lesser extent increased depreciation incurred at the Colorado Central Station Casino.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $50.5 million for the six months ended December 31, 1997, an increase of $26.2 million or 107.8% from $24.3 million for the six months ended December 31, 1996. As a percentage of total revenues, income from operations increased to 46.8% during the six months ended December 31, 1997 from 34.3% during the six months ended December 31, 1996.

     INTEREST INCOME. Interest income was $1.7 million for the six months ended December 31, 1997, a decrease of $300,000 or 15.0% from $2.0 million for the six months ended December 31, 1996. This decrease is due to decreased balances in short-term investments primarily resulting from the acquisition of treasury stock.

     NET INCOME. As a result of the factors discussed above, net income was $32.7 million for the six months ended December 31, 1997, an increase of $16.2 million or 98.2% from $16.5 million for the six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor's principal sources of liquidity have been cash flows from operations and the net proceeds from a secondary public offering in April 1996 and the Company's initial public offering in February 1994. Net proceeds to the Company from the April 1996 offering were $53.9 million, net proceeds from the February 1994 offering were $34.1 million. In October 1997, certain shareholders of the Company completed a secondary public offering. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $26.2 million during the first six months of fiscal 1998 and $22.8 million during the first six months of fiscal 1997. At December 31, 1997, the Company had cash and cash equivalents of $40.1 million, working capital of $32.2 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

     During the first six months of fiscal 1998, the Company spent $16.9 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

     In September 1997, the Company, with a joint venture partner, was granted permission to operate six permanent full-time and one part-time charity based gaming clubs in Ontario, Canada. Capital expenditures related to this joint venture have been immaterial to date. The Company anticipates the use of cash to fund both capital expenditures and preopening expenses to increase beginning in the third quarter of fiscal 1998.

     In April 1997, the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company's common stock. In December 1997, the Board of Directors authorized 514,000 additional shares for repurchase. During the quarter ended December 31, 1997 the Company repurchased 460,400 shares of stock at a cost of $25.8 million. During the six months ended December 31, 1997, the Company repurchased 638,375 shares of stock at a cost of $36.2 million. Since the inception of the repurchase program, the Company repurchased 974,375 shares of stock at a cost of $49.6 million. As of December 31, 1997 there was a balance of 539,625 authorized shares remaining under the repurchase program.

     In April 1997, the Company entered into the Bank Revolver, which expires November 30, 1998. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility. During the first six months of fiscal 1998 the Company did not borrow under the Bank Revolver.

     The Company believes its principal liquidity requirements will be the purchase of additional proprietary gaming machines in formats that have already been introduced to the market as well as the development and purchase of proprietary gaming machines in formats that have not yet been introduced. The Company anticipates the use of cash to fund both capital expenditures and preopening expenses related to its joint venture established to operate six permanent full-time and one part-time charity based gaming clubs in Ontario, Canada.

     At December 31, 1997, the Company had commitments to purchase gaming equipment for approximately $1.4 million.

     The Company is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prepare the Company's computer systems for the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any such problems.

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

PART II.  OTHER INFORMATION

            Not applicable


     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               Not applicable

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                   ANCHOR GAMING
                                   (Registrant)


Date   February 12, 1998           /s/ Stanley E. Fulton
       -----------------           ---------------------
                                   Stanley E. Fulton
                                   Chairman and
                                     Chief Executive Officer



Date   February 12, 1998           /s/ Geoffrey A. Sage
       -----------------           ---------------------
                                   Geoffrey A. Sage
                                   Corporate Controller and
                                     Principal Accounting Officer