Form 10-Q
period 1998-03-31
ANCHOR GAMING
filed 1998-05-12
CIK 914923

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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
Yes    X      No
    -------      -------

Shares outstanding of each of the registrant's classes of common stock as of May 11, 1998:


     Class                              Outstanding as of May 11, 1998
     -----                              ------------------------------
Common stock, $.01 par value                      12,549,382

                                   ANCHOR GAMING

                                     FORM 10-Q
                            QUARTER ENDED MARCH 31, 1998

                                       INDEX

                                                                        Page No.
                                                                        -------
Part I.   Financial Information

Item 1.   Consolidated Condensed Financial Statements
          Consolidated Condensed Balance Sheets at
          March 31, 1998 and June 30, 1997 (unaudited)                       3

          Consolidated Condensed Statements of
          Income for the three months ended
          March 31, 1998 and 1997 (unaudited)                                4

          Consolidated Condensed Statements of
          Income for the nine months ended
          March 31, 1998 and 1997 (unaudited)                                5

          Consolidated Condensed Statements of Cash
          Flows for the nine months ended March 31, 1998
          and 1997 (unaudited)                                               6

          Notes to Consolidated Condensed Financial Statements (unaudited)   7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                  17

Signatures                                                                  18

PART I.      FINANCIAL INFORMATION
 ITEM I.       FINANCIAL STATEMENTS

    ANCHOR GAMING
    CONSOLIDATED CONDENSED                                                      March 31,              June 30,
    BALANCE SHEETS (UNAUDITED)                                                    1998                   1997
    -------------------------------------------------------------------------------------------------------------
                                       ASSETS
    Current Assets:
       Cash and cash equivalents                                              $ 56,542,279           $ 66,427,369
       Accounts receivable, net                                                  6,691,902              6,358,052
       Inventory                                                                 2,691,485              3,196,918
       Prepaid expenses                                                          1,881,836              1,835,913
       Other current assets                                                        377,931                445,799
                                                                              ------------           ------------
         Total current assets                                                   68,185,433             78,264,051
    Property and equipment, net                                                 95,654,518             85,033,436
    Long-term notes receivable, net                                              1,538,486              1,543,159
    Intangible assets, net                                                       3,699,587              2,128,306
    Investments in unconsolidated affiliates                                    34,522,946              7,570,712
    Deposits and other                                                          15,373,366             14,336,705
                                                                              ------------           ------------
         Total assets                                                         $218,974,336           $188,876,369
                                                                              ------------           ------------
                                                                              ------------           ------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
       Accounts payable                                                       $  7,331,428           $  2,663,156
       Accrued salaries, wages and vacation pay                                  2,814,120              2,712,764
       Income tax payable                                                        4,372,691              2,138,934
       Other current liabilities                                                11,365,115              6,103,394
                                                                              ------------           ------------
         Total current liabilities                                              25,883,354             13,618,248
    Long-term notes payable, principal stockholder                               2,800,000              2,800,000
    Other long-term liabilities                                                     35,916                143,691
    Minority interest in consolidated subsidiary                                 1,286,577                983,562
                                                                              ------------           ------------
         Total liabilities and minority interest in
           consolidated subsidiary                                              30,005,847             17,545,501
                                                                              ------------           ------------
    Stockholders' equity:
       Preferred stock, $.01 par value, 1,000,000 shares authorized;
         0 shares issued and outstanding at March 31, 1998 and
         June 30, 1997                                                                   -                      -
       Common stock, $.01 par value, 50,000,000 shares authorized;
         13,690,275 issued and 12,525,132 outstanding at March
         31, 1998, 13,579,575 issued and 13,052,807 outstanding at
         June 30, 1997                                                             136,903                135,796
       Additional paid-in capital                                              111,147,422            107,267,684
       Treasury stock at cost, 1,165,143 shares at March 31, 1998
         and 526,768 shares at June 30, 1997                                   (52,731,940)           (16,569,329)
       Retained earnings                                                       130,416,104             80,496,717
                                                                              ------------           ------------
         Total stockholders' equity                                            188,968,489            171,330,868
                                                                              ------------           ------------
         Total liabilities and stockholders' equity                           $218,974,336           $188,876,369
                                                                              ------------           ------------
                                                                              ------------           ------------

                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.


ANCHOR GAMING                                                         Three Months Ended March 31,
CONSOLIDATED CONDENSED                                               ------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                     1998                      1997
-------------------------------------------------------------------------------------------------------
Revenues:
  Proprietary games operations                                    $29,635,818               $11,492,498
  Casino operations                                                20,884,467                16,981,602
  Route operations                                                  8,211,542                 8,020,369
  Other                                                               452,199                   295,864
                                                                  -----------               -----------
        Total revenues                                             59,184,026                36,790,333
                                                                  -----------               -----------

Costs and expenses:
  Proprietary games                                                 3,386,944                 2,379,968
  Casino operations                                                 8,959,991                 7,086,188
  Route operations                                                  5,359,083                 4,896,095
  Other                                                               464,815                   339,422
  Selling, general and administrative                              10,690,028                 6,842,967
  Depreciation and amortization                                     3,254,283                 2,418,238
                                                                  -----------               -----------
        Total costs and expenses                                   32,115,144                23,962,878
                                                                  -----------               -----------

Income from operations                                             27,068,882                12,827,455
                                                                  -----------               -----------

Other income (expense):
  Interest income                                                     494,002                   893,168
  Interest expense                                                    (55,233)                  (54,926)
  Other income                                                        107,021                    36,200
  Minority interest in earnings of consolidated subsidiary           (142,104)                  (74,597)
                                                                  -----------               -----------
        Total other income                                            403,686                   799,845
                                                                  -----------               -----------

Income before provision for income taxes                           27,472,568                13,627,300

Income tax provision                                               10,302,214                 5,049,477
                                                                  -----------               -----------
Net income                                                        $17,170,354               $ 8,577,823
                                                                  -----------               -----------
                                                                  -----------               -----------

Basic earnings per share                                          $      1.37               $      0.64
                                                                  -----------               -----------
                                                                  -----------               -----------
Weighted average shares outstanding                                12,525,132                13,355,213
                                                                  -----------               -----------
                                                                  -----------               -----------

Diluted earnings per share                                        $      1.33               $      0.63
                                                                  -----------               -----------
                                                                  -----------               -----------
Weighted average common and common
  equivalent shares outstanding                                    12,910,222                13,543,255
                                                                  -----------               -----------
                                                                  -----------               -----------

                 The accompanying notes are an integral part of these
                     consolidated condensed financial statements.


ANCHOR GAMING                                         Nine months ended March 31,
CONSOLIDATED CONDENSED                               -----------------------------
STATEMENTS OF INCOME (unaudited)                        1998             1997
----------------------------------------------------------------------------------
Revenues:
    Proprietary games operations                    $  81,105,784    $  31,298,165
    Casino operations                                  59,159,624       50,766,218
    Route operations                                   25,594,873       24,620,860
    Other                                               1,314,238          935,849
             Total revenues                           167,174,519      107,621,092
                                                    -------------    -------------

Costs and expenses:
    Proprietary games                                   9,732,648        8,227,944
    Casino operations                                  25,086,171       21,163,732
    Route operations                                   15,963,653       14,734,965
    Other                                               1,333,007        1,079,635
    Selling, general and administrative                28,281,642       19,263,870
    Depreciation and amortization                       9,182,634        6,007,698
             Total costs and expenses                  89,579,755       70,477,844
                                                    -------------    -------------
Income from operations                                 77,594,764       37,143,248
                                                    -------------    -------------
Other income (expense):
    Interest income                                     2,159,329        2,869,870
    Interest expense                                     (168,080)        (231,865)
    Other income                                          777,881          233,972
    Minority interest in earnings of consolidated
      subsidiary                                         (492,874)        (239,124)
             Total other income                         2,276,256        2,632,853
                                                    -------------    -------------
Income before provision for income taxes               79,871,020       39,776,101
Income tax provision                                   29,951,633       14,747,063
Net income                                          $  49,919,387    $  25,029,038
                                                    -------------    -------------
                                                    -------------    -------------

Basic earnings per share                            $        3.90    $        1.88
                                                    -------------    -------------
                                                    -------------    -------------
Weighted average shares outstanding                    12,809,968       13,344,935
                                                    -------------    -------------
                                                    -------------    -------------

Diluted earnings per share                          $        3.78    $        1.84
                                                    -------------    -------------
                                                    -------------    -------------
Weighted average common and common
    equivalent shares outstanding                      13,204,109       13,576,592
                                                    -------------    -------------
                                                    -------------    -------------

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements.


ANCHOR GAMING                                                   Nine months ended March 31,
CONSOLIDATED CONDENSED                                         -----------------------------
STATEMENTS OF CASH FLOWS (unaudited)                                1998           1997
--------------------------------------------------------------------------------------------
Net cash provided by operating activities                       $ 46,046,251    $ 31,940,027
                                                                ------------    ------------
Cash flows from investing activities:
    Capital expenditures                                         (19,803,716)    (33,336,742)
    Expenditures for intangible assets and equity investments       (371,817)     (1,796,205)
    Issuance of notes receivable                                  (1,325,302)     (1,375,157)
    Principal reductions on notes receivable                         142,880         796,607
                                                                ------------    ------------
         Net cash used in investing activities                   (21,357,955)    (35,711,497)
                                                                ------------    ------------
Cash flows from financing activities:
    Net proceeds from sale of stock                                1,589,225         895,600
    Payments to acquire treasury stock                           (36,162,611)        (35,142)
    Principal payments on loans                                         --          (950,000)
                                                                ------------    ------------
         Net cash used in financing activities                   (34,573,386)        (89,542)
                                                                ------------    ------------
Net decrease in cash and cash equivalents                         (9,885,090)     (3,861,012)
Cash and cash equivalents, beginning of period                    66,427,369      78,112,530
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $ 56,542,279    $ 74,251,518
                                                                ------------    ------------
                                                                ------------    ------------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:

         Income taxes                                           $ 25,616,526    $ 12,841,665
                                                                ------------    ------------
                                                                ------------    ------------
         Interest                                               $    167,466    $    230,438
                                                                ------------    ------------
                                                                ------------    ------------

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

   BASIS OF PRESENTATION

   In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month and nine-month periods ended March 31, 1998 and 1997, its cash flows for the nine month periods ended March 31, 1998 and 1997 and its financial position at March 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1997. The operating results for the three months and nine months and cash flows for the nine months ended March 31, 1998 are not necessarily indicative of the results that will be achieved in future periods.

   INVENTORY

   Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $908,000 and $595,000 at March 31, 1998 and June 30, 1997, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

   OTHER CURRENT LIABILITIES

   Included in other current liabilities is $2,869,000 and $333,000 in employee royalties payable at March 31, 1998 and June 30, 1997, respectively.

   INVESTMENTS IN UNCONSOLIDATED AFFILIATES

   The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these companies. Investments in unconsolidated affiliates consist primarily of a 50% interest in a joint venture (the "Joint Venture") with International Game Technology ("IGT") to distribute gaming machines on wide-area progressive systems. Net income from the Joint Venture is included in revenue from proprietary games operations.

   The Joint Venture operates on a September 30 year-end and began operations during the quarter ended March 31, 1997. For the three months ended March 31, 1998, revenues for the Joint Venture were $60,624,000, expenses were $28,827,000, operating income was $31,797,000 and net income was $32,289,000.
For the nine months ended March 31, 1998, revenues were $146,497,000, expenses were $69,889,000, operating income was $76,608,000 and net income was $76,884,000. For the three and nine months ended March 31, 1997, revenues for the Joint Venture were $3,990,000, expenses were $3,411,000, operating income was $579,000 and net income was $587,000.

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

   RECLASSIFICATIONS

   Certain amounts in the June 30, 1997 balance sheet have been reclassified to be consistent with the presentation used at March 31, 1998.

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


                                             Three Months Ended                                  Three Months Ended
                                               March 31, 1998                                      March 31, 1997
                                --------------------------------------------------------------------------------------------------

                                                                     Per-share                                           Per-share
                                  Income              Shares          Amount           Income              Shares         Amount
                                -----------       -------------      ---------       -----------       -------------     ---------
 Basic Eps:
   Net Income                      $17,170,354          12,525,132     $ 1.37           $8,577,823          13,355,213     $ 0.64
                                                                       ------                                              ------
                                                                       ------                                              ------
 Effect of Dilutive
 Securities:
   Options                                                 385,090                                             188,042
                                   -----------          ----------                      ----------          ----------
 Diluted Eps:
   Net Income                      $17,170,354          12,910,222     $ 1.33           $8,577,823          13,543,255     $ 0.63
                                   -----------          ----------     ------           ----------          ----------     ------
                                   -----------          ----------     ------           ----------          ----------     ------


                                             Nine months ended                                   Nine months ended
                                               March 31, 1998                                      March 31, 1997
                                --------------------------------------------------------------------------------------------------

                                                                     Per-share                                           Per-share
                                  Income              Shares          Amount           Income              Shares         Amount
                                -----------       -------------      ---------      -----------       -------------      ---------
 Basic EPS:
   Net Income                      $49,919,387          12,809,968     $ 3.90          $25,029,038          13,344,935     $ 1.88
                                                                       ------                                              ------
                                                                       ------                                              ------
 Effect of Dilutive
 Securities:
   Options                                                 394,141                                             231,657
                                   -----------          ----------                     -----------          ----------
 Diluted EPS:
   Net Income                      $49,919,387          13,204,109     $ 3.78          $25,029,038          13,576,592     $ 1.84
                                   -----------          ----------     ------          -----------          ----------     ------
                                   -----------          ----------     ------          -----------          ----------     ------


     RECENTLY ISSUED ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management believes that this standard could have a material effect on the Company's consolidated financial statements depending on the status of the Company's current and future expansion projects at the time this standard is adopted.

2. COMMITMENTS AND CONTINGENCIES

   At March 31, 1998 the Company had entered into various purchase agreements to purchase gaming equipment for approximately $3.0 million.

   Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits have all been consolidated in Nevada, both in federal and state court. The consolidated federal action is captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), and the consolidated state action is captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the suits.

   At March 31, 1998, the Company had entered into an agreement to purchase the assets of an engineering company owned by an employee of the Company that had previously been developing products for the exclusive use of the Company in its proprietary games operations.

The expected total purchase price of $2,100,000 exceeds the fair value of the identifiable assets by approximately $1,800,000. The excess purchase price will be recorded as goodwill on the books of the Company and amortized over a period of three years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. These risks and uncertainties include, but are not limited to: risks of proprietary games such as pressure from competitors, changes in economic conditions, obsolescence, declining popularity, and duplication by third parties; competition and seasonality in Black Hawk and Cripple Creek, Colorado; dependence on suppliers; changes in gaming regulations and taxes; dependence upon key personnel; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission, including the Company's Form 10-K for the year ended June 30, 1997, its Registration Statement file no. 333-34755, and its Form 10-Q for the quarters ended September 30 and December 31, 1997. The Company undertakes no obligation to update any forward-looking statement.

OVERVIEW

     The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, gaming machine route operations, and other during the three months and nine months ended March 31, 1998 and 1997. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the commencement of the Company's Joint Venture with IGT during the second half of fiscal 1997.


                                      Three months ended     Nine months ended
                                          March 31,              March 31,
                                     -------------------     -----------------
       Sources of Revenues          1998           1997     1998          1997
 -----------------------------     ------         ------   ------        ------
 Proprietary games operations       50.1%          31.2%    48.5%         29.1%
 Casino operations                  35.3           46.2     35.4          47.2
 Route operations                   13.9           21.8     15.3          22.9
 Other                                .7             .8       .8            .8
                                   ------         ------   ------        ------
                                   100.0%         100.0%   100.0%        100.0%
                                   ------         ------   ------        ------
                                   ------         ------   ------        ------

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUES. Total revenues were $59.2 million for the three months ended March 31, 1998, an increase of $22.4 million or 60.9% from $36.8 million for the three months ended March 31, 1997.

     Revenues from proprietary games operations were $29.6 million for the three months ended March 31, 1998, an increase of $18.1 million or 157.4% from $11.5 million for the three months ended March 31, 1997. This increase is primarily due to revenues generated from the Company's Joint Venture with IGT and, to a lesser extent, revenues generated from the

Company's proprietary games Wheel of Gold-TM- and Totem Pole-TM-. These increases were offset to some extent by decreased revenues generated from the sale of tokens for the proprietary game Silver Strike-TM- and decreased revenues generated from the proprietary game Clear Winner-TM-. The Company expects the trend of reduced quarter-to-quarter Silver Strike-TM- and Clear Winner-TM- revenue comparisons to continue due to the market maturity of these proprietary games.

     Revenues from casino operations were $20.9 million for the three months ended March 31, 1998, an increase of $3.9 million or 22.9% from $17.0 million for the three months ended March 31, 1997. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenue at the Colorado Grande Casino. The Company's Colorado casino operations were the beneficiary of mild weather during the quarter ended March 31, 1998. The Company expects the opening of a new casino by an unrelated competitor in the Black Hawk, Colorado market during the June 1998 quarter. The Company cannot predict the effect, if any, that the new casino opening will have on the Company's Colorado casino operations.

     Revenues from route operations were $8.2 million for the three months ended March 31, 1998, an increase of $200,000 or 2.5% from $8.0 million for the three months ended March 31, 1997. Machines on route increased to 816 at March 31, 1998, from 760 at March 31, 1997, while average machines on route during the third quarter of fiscal 1998 was 838 machines, as compared to 765 machines during the third quarter of fiscal 1997. The increase in route revenue was due to the increased number of machines on route offset somewhat by increased competition due to expansion of grocery store chains and local casino operations. As a result of the increased competition, the trend of generally flat quarter over quarter route revenue comparisons is expected to continue. The Mayor of Las Vegas recently formed a committee to study the local effect of gaming in grocery and convenience stores. The Company cannot predict the effect, if any, that the study's results will have on its route operation's revenues and profits.

     COSTS AND EXPENSES. Total costs and expenses were $32.1 million for the three months ended March 31, 1998, an increase of $8.1 million or 33.8% from $24.0 million for the three months ended March 31, 1997. Total costs and expenses as a percentage of total revenues decreased to 54.2% during the third quarter of fiscal 1998 from 65.2% during the third quarter of fiscal 1997.

     Costs and expenses of proprietary games operations were $3.4 million for the three months ended March 31, 1998, an increase of $1.0 million or 41.7% from $2.4 million for the three months ended March 31, 1997. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 11.5% during the third quarter of fiscal 1998 from 20.9% during the third quarter of fiscal 1997. The increase in proprietary games costs was primarily due to increased machine parts resulting from increased machine conversions and maintenance. The decrease in proprietary games costs as a percentage of revenue is primarily due to equity in the income of the joint venture with IGT, which, for accounting purposes, is recorded net of expenses. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold-TM- and Totem Pole-TM-, incur less costs and expenses as a percentage of revenue than the Company's Silver Strike-TM- game, which previously accounted for a larger percentage of the Company's proprietary games revenue. Recent developments in world silver markets have resulted in an increase in silver prices, which, if it persists, could affect the profitability of the Silver Strike game.

     Costs and expenses of casino operations were $9.0 million for the three months ended March 31, 1998, an increase of $1.9 million or 26.8% from $7.1 million for the three months ended March 31, 1997. Casino costs and expenses as a percentage of casino revenue increased to 43.1% during the third quarter of fiscal 1998 from 41.8% during the third quarter of fiscal year 1997. The increase in casino costs and expenses was primarily due to increased gaming taxes, promotions and direct payroll at both of the Company's casinos.

     Costs and expenses of route operations were $5.4 million for the three months ended March 31, 1998, an increase of $500,000 or 10.2% from $4.9 million for the three months ended March 31, 1997. Costs and expenses of route operations as a percentage of route revenue increased to 65.9% during the third quarter of fiscal 1998 compared to 61.3% during the third quarter of fiscal 1997. The increase in route costs and expenses was primarily due to increased location costs and to a lesser extent increased direct payroll costs, both related to increased machines on route.

     Selling, general, and administrative ("SG&A") expenses were $10.7 million for the three months ended March 31, 1998, an increase of $3.9 million or 57.4% from $6.8 million for the three months ended March 31, 1997. SG&A expenses as a percentage of total revenue remained relatively constant at 18.1% during the third quarter of fiscal 1998 compared to 18.5% during the third quarter of fiscal 1997. The increase in SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $3.0 million, including increased payroll and compensation costs, valuation allowances, and tax and licensing costs, as well as increased legal costs incurred at the holding Company level.

     Depreciation and amortization expense was $3.3 million for the three months ended March 31, 1998, an increase of $900,000 or 37.5% from $2.4 million for the three months ended March 31, 1997. This increase is primarily due to increased depreciation expense incurred in the Company's proprietary games operations and to a lesser extent increased depreciation incurred at the Colorado Central Station Casino.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $27.1 million for the three months ended March 31, 1998, an increase of $14.3 million or 111.7% from $12.8 million for the three months ended March 31, 1997. As a percentage of total revenues, income from operations increased to 45.8% during the third quarter of fiscal 1998 from 34.8% during the third quarter of fiscal 1997.

     INTEREST INCOME. Interest income was $494,000 for the three months ended March 31, 1998, a decrease of $399,000 or 44.7% from $893,000 for the three months ended March 31,

1997. This decrease is due to decreased balances in short-term investments primarily resulting from the acquisition of treasury stock.

     NET INCOME. As a result of the factors discussed above, net income was $17.2 million for the three months ended March 31, 1998, an increase of $8.6 million or 100.0% from $8.6 million for the three months ended March 31, 1997.


NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

     REVENUES. Total revenues were $167.2 million for the nine months ended March 31, 1998, an increase of $59.6 million or 55.4% from $107.6 million for the nine months ended March 31, 1997.

     Revenues from proprietary games operations were $81.1 million for the nine months ended March 31, 1998, an increase of $49.8 million or 159.1% from $31.3 million for the nine months ended March 31, 1997. This increase is primarily due to revenues generated from the Company's joint venture with IGT and, to a lesser extent, revenues generated from the Company's proprietary games Wheel of Gold-TM- and Totem Pole-TM-. These increases were offset to some extent by decreased revenues generated from the proprietary game Silver Strike-TM-.

     Revenues from casino operations were $59.2 million for the nine months ended March 31, 1998, an increase of $8.4 million or 16.5% from $50.8 million for the nine months ended March 31, 1997. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenue at the Colorado Grande Casino. The Company expects the opening of a new casino by an unrelated competitor in the Black Hawk, Colorado market during the June 1998 quarter. The Company cannot predict the effect, if any, that the new casino opening will have on the Company's Colorado casino operations.

     Revenues from route operations were $25.6 million for the nine months ended March 31, 1998, an increase of $1.0 million or 4.1% from $24.6 million for the nine months ended March 31, 1997. Average machines on route during the nine months ended March 31, 1998 was 822 machines, as compared to 757 machines during the nine months ended March 31, 1997. The increase in route revenue was due to the increased number of machines on route offset somewhat by increased competition due to expansion of grocery store chains and local casino operations. The Mayor of Las Vegas recently formed a committee to study the local effect of gaming in grocery and convenience stores. The Company cannot predict the effect, if any, that the study's results will have on its route operation's revenues and profits.

     COSTS AND EXPENSES. Total costs and expenses were $89.6 million for the nine months ended March 31, 1998, an increase of $19.1 million or 27.1% from $70.5 million for the nine months ended March 31, 1997. Total costs and expenses as a percentage of total revenues decreased to 53.6% during the nine months ended March 31, 1998 from 65.5% during the nine months ended March 31, 1997.

     Costs and expenses of proprietary games operations were $9.7 million for the nine months ended March 31, 1998, an increase of $1.5 million or 18.3% from $8.2 million for the nine months ended March 31, 1997. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 12.0% during the nine months ended March 31, 1998 from 26.2% during the nine months ended March 31, 1997. The increase in proprietary games costs was primarily due to increased machine parts resulting from increased machine conversions and maintenance. The decrease in proprietary games costs as a percentage of revenue is primarily due to equity in income of the joint venture with IGT, which, for accounting purposes, are recorded net of expenses. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold-TM- and Totem Pole-TM-, incur less costs and expenses as a percentage of revenue than the Company's Silver Strike-TM- game, which previously accounted for a larger percentage of the Company's proprietary games revenue. Recent developments in world silver markets have resulted in an increase in silver prices, which, if it persists, could affect the profitability of the Silver Strike game.

     Costs and expenses of casino operations were $25.1 million for the nine months ended March 31, 1998, an increase of $3.9 million or 18.4% from $21.2 million for the nine months ended March 31, 1997. Casino costs and expenses as a percentage of casino revenue increased slightly to 42.4% during the nine months ended March 31, 1998 from 41.7% during the nine months ended March 31, 1997. The increase in casino costs and expenses was primarily due to increased gaming taxes, promotions and direct payroll at both of the Company's casinos.

     Costs and expenses of route operations were $16.0 million for the nine months ended March 31, 1998, an increase of $1.3 million or 8.8% from $14.7 million for the nine months ended March 31, 1997. Costs and expenses of route operations as a percentage of route revenue increased to 62.5% during the nine months ended March 31, 1998 compared to 59.8% during the nine months ended March 31, 1997. The increase in route costs and expenses was primarily due to increased location costs and to a lesser extent increased direct payroll costs, both related to increased machines on route.

     Selling, general, and administrative ("SG&A") expenses were $28.3 million for the nine months ended March 31, 1998, an increase of $9.0 million or 46.6% from $19.3 million for the nine months ended March 31, 1997. SG&A expenses as a percentage of total revenue decreased to 16.9% during the nine months ended March 31, 1998 from 17.9% during the nine months ended March 31, 1997. The increase in SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $7.3 million, including increased payroll and compensation costs, valuation allowances, and tax and licensing costs, as well as increased legal costs incurred at the holding Company level.

     Depreciation and amortization expense was $9.2 million for the nine months ended March 31, 1998, an increase of $3.2 million or 53.3% from $6.0 million for the nine months ended March 31, 1997. This increase is primarily due to increased depreciation expense incurred in the Company's proprietary games operations and to a lesser extent increased depreciation incurred at the Colorado Central Station Casino.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $77.6 million for the nine months ended March 31, 1998, an increase of $40.5 million or 109.2% from $37.1 million for the nine months ended March 31, 1997. As a percentage of total revenues, income from operations increased to 46.4% during the nine months ended March 31, 1998 from 34.5% during the nine months ended March 31, 1997.

     INTEREST INCOME. Interest income was $2.2 million for the nine months ended March 31, 1998, a decrease of $700,000 or 24.1% from $2.9 million for the nine months ended March 31, 1997. This decrease is due to decreased balances in short-term investments primarily resulting from the acquisition of treasury stock.

     NET INCOME. As a result of the factors discussed above, net income was $49.9 million for the nine months ended March 31, 1998, an increase of $24.9 million or 99.6% from $25.0 million for the nine months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     Anchor's principal sources of liquidity have been cash flows from operations and the net proceeds from a secondary public offering in April 1996 and the Company's initial public offering in February 1994. Net proceeds to the Company from the April 1996 offering were $53.9 million, net proceeds from the February 1994 offering were $34.1 million. In October 1997, certain shareholders of the Company completed a secondary public offering. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $46.0 million during the first nine months of fiscal 1998 and $31.9 million during the first nine months of fiscal 1997. At March 31, 1998, the Company had cash and cash equivalents of $56.5 million, working capital of $42.3 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

     During the first nine months of fiscal 1998, the Company spent $19.8 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

     In September 1997, the Company, with a joint venture partner, was granted permission to operate six permanent full-time and one part-time charity based gaming clubs in Ontario, Canada. Capital expenditures related to this joint venture have been immaterial to date. The Company anticipates the use of cash to fund both capital expenditures and preopening expenses to increase beginning in the fourth quarter of fiscal 1998.

     In April 1997, the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company's common stock. In December 1997, the Board of Directors authorized 514,000 additional shares for repurchase. During the quarter ended March 31, 1998 the Company did not repurchase any shares of stock. During the nine months ended March 31, 1998, the Company repurchased 638,375 shares of stock at a cost of $36.2 million. Since the inception of the repurchase program, the Company repurchased 974,375 shares of stock at a cost of $49.6 million. As of March 31, 1998 there was a balance of 539,625 authorized shares remaining under the repurchase program.

     In April 1997, the Company entered into the Bank Revolver, which expires November 30, 1998. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility. During the first nine months of fiscal 1998 the Company did not borrow under the Bank Revolver.

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

     At March 31, 1998, the Company had commitments to purchase gaming equipment for approximately $3.0 million. The Company had also entered into an agreement to purchase the assets of an engineering company owned by an employee of the Company for an estimated price of $2.1 million.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management believes that this standard could have a material effect on the Company's consolidated financial statements depending on the status of the Company's current and future expansion projects at the time this standard is adopted.

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


Date   May 12, 1998                /s/ Stanley E. Fulton
                                   ----------------------------------
                                          Stanley E. Fulton
                                          Chairman and
                                            Chief Executive Officer



Date   May 12, 1998                /s/ Geoffrey A. Sage
                                   ----------------------------------
                                          Geoffrey A. Sage
                                          Corporate Controller and
                                            Principal Accounting Officer