Form 10-Q/A
period 1998-03-31
ANCHOR GAMING
filed 1998-05-14
CIK 914923

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q A
(Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 Exhibits

                    27.4 Financial Data Schedule

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                   ANCHOR GAMING
                                   (Registrant)


Date   May 13, 1998           /s/ Stanley E. Fulton
       -------------          ---------------------
                                   Stanley E. Fulton
                                   Chairman and
                                     Chief Executive Officer



Date   May 13, 1998           /s/ Geoffrey A. Sage
       -------------          --------------------
                                   Geoffrey A. Sage
                                   Corporate Controller and
                                     Principal Accounting Officer