Form 10-K
period 1998-06-30
ANCHOR GAMING
filed 1998-09-25
CIK 914923

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 0-23124
                            ------------------------
                                 ANCHOR GAMING

             (Exact name of Registrant as specified in its charter)

          NEVADA                  88-0304253
      (State or other          (I.R.S. Employer
      jurisdiction of         Identification No.)
     incorporation or
       organization)

                                 815 PILOT ROAD
                                    SUITE G
                               LAS VEGAS, NEVADA
                                     89119

                    (Address of principal executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (702) 896-7568
                            ------------------------

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

       TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------  ---------------------------------------------------
   COMMON STOCK, $.01 PAR VALUE          THE NASDAQ STOCK MARKET'S NATIONAL MARKET

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 22, 1998, based on the $63.50 per share closing price for the Company's common stock on the Nasdaq National Market, was approximately $538,733,238.

    The number of shares of the Registrant's Common Stock outstanding as of September 22, 1998 was 12,423,532.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about November 23, 1998 (to be filed) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                            PAGE
-----------                                                                                                     -----
PART I

          1  Business......................................................................................           1
          2  Properties....................................................................................          23
          3  Legal Proceedings.............................................................................          23
          4  Submission of Matters to a Vote of Securityholders............................................          23

PART II

          5  Market for Registrant's Common Equity and Related Stockholder Matters.........................          24
          6  Selected Financial Data.......................................................................          25
          7  Management's Discussion and Analysis of Financial Condition and Results of Operations.........          27
          8  Financial Statements and Supplementary Data...................................................          34
          9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........          50

PART III

         10  Directors and Executive Officers of the Registrant............................................          50
         11  Executive Compensation........................................................................          51
         12  Security Ownership of Certain Beneficial Owners and Management................................          51
         13  Certain Relationships and Related Transactions................................................          51

PART IV

         14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................          51

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    Anchor Gaming ("Anchor" or the "Company") is a diversified gaming company that seeks to capitalize on its experience as an operator and developer of gaming machines and casinos by developing gaming oriented businesses. Anchor develops and distributes unique proprietary games, operates two casinos in Colorado, and operates a gaming machine route in Nevada. Anchor operates through wholly owned subsidiaries, Anchor Coin, C.G. Investments, Inc, and D D Stud, Inc. and one 80% subsidiary, Colorado Grande Enterprises, Inc. References in this Annual Report on Form 10-K to Anchor or the Company include subsidiaries unless the context requires otherwise.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements may be contained in the Company's business description and in Management's Discussion and Analysis of Financial Condition and Results of Operations, among other places. Although the Company believes that the expectations reflected in any of its forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to the inherent risks and uncertainties that are described from time to time in the Company's reports filed with the Securities and Exchange Commission. See "Risk Factors" in addition to the other information in this Annual Report. The Company undertakes no obligation to update any forward-looking statement.

PROPRIETARY GAMES

    GENERAL. Anchor develops proprietary games, which it markets to unaffiliated casinos and uses in its own gaming operations. The Company's strategy is to develop games that provide casinos with a higher win per machine than their existing gaming devices while generating recurring revenues to the Company from royalty, revenue participation, fixed daily rental fee, or other similar agreements. Although the Company initially developed proprietary games as a complement to its own gaming machine operations, since February 1993 the Company has been actively marketing its proprietary games to unaffiliated casinos. The Company currently provides proprietary games to virtually every major casino in the United States, as well as to the two casinos it owns in Colorado. In September 1996, the Company entered into a strategic alliance (the "Strategic Alliance") with International Game Technology ("IGT"), the largest manufacturer of computerized gaming casino products, to enhance the Company's ability to develop and distribute proprietary games. Through the Strategic Alliance, the Company and IGT have formed a joint venture (the "Anchor IGT JV") to develop, integrate, and distribute proprietary game concepts, primarily on wide area progressive systems ("WAPs").

    The Company, seeking to capitalize on its established sales and marketing infrastructure, its base of existing casino customers, and its licenses in virtually all major domestic gaming jurisdictions, has been actively developing proprietary games, which can be classified as either a dedicated proprietary game, a proprietary game on a WAP, or a converted proprietary game. The Company's proprietary games are designed to increase gaming customer play levels by either enticing the customer to play longer or to wager more coins per play. The Company believes that an opportunity exists to further expand and develop the market for proprietary games distributed on a royalty, revenue participation, fixed daily rental fee, or other similar basis.

    DEDICATED PROPRIETARY GAMES. The Company has successfully developed or acquired the rights to ten proprietary games that are currently installed and approved for use in unaffiliated casinos. Anchor's dedicated proprietary games include Double Down Stud, Silver Strike, Clear Winner, Wheel of Gold, Totem Pole, Rock'N'Reels, CashBall, Wheel Poker, Crazy Joker Poker, and SafeBuster. All of the machines are placed in casinos free of any initial charge allowing the casino to avoid up-front purchase costs and providing recurring revenues to Anchor under royalty, revenue participation, fixed daily rental fee, or other similar agreements. The machines utilize numerous unique concepts and designs in order to increase overall gaming customer play levels. For example, the Company's two most popular dedicated proprietary games, Totem Pole and Wheel of Gold, each incorporate innovative game features that contribute to higher play levels. Totem Pole comprises three games in one slot machine creating a unique visual presentation in the casino environment. Greater play levels are realized on Totem Pole because the player must insert the maximum number of coins to activate all three games and benefit from the addition of a "wild" symbol. Players on the Wheel of Gold machine have the opportunity to activate on the same machine a three dimensional "roulette" type wheel with significantly higher potential winnings, providing a secondary game event and additional excitement to the customer through the Company's "game within a game" concept. Anchor's "game within a game" concept provides the player an incentive to increase play through the secondary game event, thereby maximizing customer playing time.

    WAP PROPRIETARY GAMES. A WAP is a system that electronically links individual slot machines among multiple locations, allowing all the machines to share a common jackpot. The WAP jackpot increases, or progresses, by a certain percentage of each coin inserted into any one of the machines on the WAP network, thereby allowing the jackpot to increase rapidly to a significant amount. Management believes that the large jackpots offered by WAP machines attract a distinct portion of a customer's gaming budget as compared to a non-progressive slot machine. In order to capture this portion of a customer's gaming budget, the Company entered into the Strategic Alliance resulting in the Anchor IGT JV for the purpose of developing and installing WAP machines based on both existing dedicated proprietary games and other game designs. The Company and IGT share in the management of the Anchor IGT JV and share equally in its profits and losses. The first WAP machine introduced by the Anchor IGT JV is the Wheel of Fortune, a game that is very similar to the Company's Wheel of Gold. Additionally, the Anchor IGT JV has introduced Wheel of Gold, Totem Pole, and Pinball Mania on a WAP.

    CONVERSION OPPORTUNITY. The Company's first proprietary game was the video poker game Double Down Stud, a software conversion kit that the Company installs in existing third party casino gaming machines. The enhancement created by the installation provides the Company a daily royalty for each converted machine. Management believes that as casinos experience pressure to increase "same store sales" they will seek to enhance the performance of their installed base of machines by adding new features by means of conversion kits. The Company is currently developing technology to allow older generation slot machines to utilize additional features such as the "game within a game" concept.

    The following is a description of proprietary games that the Company is currently distributing.

- Double Down Stud...........  Double Down Stud is a software conversion kit introduced in
                               1993 that is installed in casino customers' gaming machines to allow players to play a unique version of video poker.
- Silver Strike..............  Silver Strike is a standard slot machine that pays out souvenir tokens for certain winning combinations. Anchor
                               furnishes Silver Strike machines free of any initial charge to its casino customers, who agree to purchase the souvenir tokens exclusively from the Company.
- Clear Winner...............  Clear Winner is a standard slot machine introduced in 1995 that is remanufactured into a clear cabinet so that players can observe all of its inner workings. The game includes
                               state of the art signage and a custom designed cabinet.
- Wheel of Gold..............  Wheel of Gold is a standard slot machine introduced in 1995 that has the added dimension of giving players the
                               opportunity to activate on the same machine a
                               three-dimensional roulette type wheel. This provides the
                               player with significantly higher potential winnings and
                               additional excitement through the Company's game within a
                               game concept.
- Totem Pole.................  Introduced in 1996, Totem Pole incorporates three games in one device, each of which is activated by inserting
                               additional coins. Each successive game played provides the possibility of greater payback to the player.
- Rock'N'Reels...............  Introduced in 1996, Rock'N'Reels is a specially packaged standard slot machine designed to evoke the image of a
                               vintage jukebox. The game is enhanced with state of the art sound and signage.
- CashBall...................  Introduced in 1998, CashBall is a standard slot machine that has the added dimension of giving players the opportunity to activate, on the same machine, an actual working pinball
                               game. This provides the player with significantly higher
                               potential winnings and excitement through the Company's
                               "game within a game" concept.
- Wheel Poker................  Wheel Poker is a standard video poker game introduced in
                               1998 that, in the tradition of our Wheel of Gold game, has given the player the added opportunity to activate the
                               three-dimensional "roulette type" wheel. Again, this
                               provides the player with significantly higher potential
                               jackpots and excitement through the Company's "game within a game" concept.
- Crazy Joker Poker..........  Introduced in 1998, Crazy Joker Poker is a standard video poker machine with an added bonus. The Crazy Joker is a
                               randomly appearing wild symbol, which the player can choose when to use.
- SafeBuster.................  SafeBuster is a standard reel slot machine introduced in
                               1998 which, as an added bonus, turns a combination dial
                               after each non-winning reel spin, offering a positive player experience with each handle pull. Crack the combination and receive free spins until a winner is hit and multiplied by up to 10 times.

    The Company derives recurring revenues on these machines in various forms, including daily or similar royalties, revenue participation, fixed daily rental fees, or other similar agreements with casinos, and, in the case of Silver Strike, by selling the souvenir tokens to casinos.

    DEVELOPMENT. Anchor is continually engaged in the development of new proprietary games and in the improvement of existing games. After the Company has identified the basic concept for a new game, it works to refine the new game to maximize player appeal. The Company's efforts include computer simulated studies of the game probabilities to determine the optimal pay schedules; research of, and application for, any significant intellectual property rights that can be claimed; design of packaging for the game; establishment of a pricing strategy for the game; and application for the necessary regulatory approvals. Anchor then solicits feedback from potential casino customers to further refine the game. At the production stage, Anchor and the manufacturer refine the technology and construction of the game. Prior to the release of any new game, Anchor must receive necessary regulatory approvals. During the year ended June 30, 1998, Anchor added a Research and Development Department and acquired an Engineering Group to enhance its ability to develop new proprietary game concepts.

    DISTRIBUTION. Anchor has an established sales organization with offices in Nevada, Missouri, Mississippi, Louisiana, Indiana and New Jersey servicing an established customer base of over 250 casinos at June 30, 1998. The Company distributes its proprietary games primarily through a direct sales effort in which sales representatives call on casinos and other potential customers. Anchor also uses distributors in a limited number of jurisdictions.

    ANCHOR IGT STRATEGIC ALLIANCE. In September 1996, the Company entered into the Strategic Alliance. The Company believes that the Strategic Alliance will facilitate both the expansion of their proprietary games business and the Company's ability to develop and distribute additional proprietary games on a WAP.

    As part of the Strategic Alliance, Anchor and IGT have formed the Anchor IGT JV. The Company and IGT share in the management and share equally in its profits and losses. IGT's WAP system is being used within the Anchor IGT JV for a variety of the Company's dedicated proprietary game concepts including Wheel of Gold, Totem Pole, and CashBall. IGT's Wheel of Fortune game is also covered under the Strategic Alliance. Property, including intellectual property, developed through the joint venture is owned by the Anchor IGT JV. The joint venture agreement has an initial duration of ten years and terminates unless the parties thereto agree to an extension. After the initial ten year term, either party may terminate the joint venture upon at least one year's prior notice. The Anchor IGT JV does not acquire any rights to the intellectual property rights of each of Anchor and IGT that are developed outside of the joint venture. In the event that any particular state jurisdiction prohibits the equal share of profits and losses, management responsibility, or allocation of expenses in the Anchor IGT JV, alternative arrangements are made to satisfy regulatory requirements.

    INTELLECTUAL PROPERTY RIGHTS. Anchor has secured and endeavors to secure, to the extent possible, exclusive rights in its games, primarily through federal and foreign intellectual property rights, such as patents and trademarks. The United States Patent and Trademark Office has issued several patents to Anchor, including (1) four patents which expire on March 31, 2009 covering the Double Down Stud games in the United States; (2) one patent which expires on March 14, 2012 covering innovations of the Silver Strike game (but there is no independent protection of the game itself); (3) one patent which was issued in 1993, relating to a system it developed that allows players of gaming devices to participate in a group game, such as bingo, without leaving the gaming device they are playing; (4) one patent which expires July 11, 2112 covering the Crazy Joker "traveling wild card" concept; and (5) one patent which expires on October 18, 2011 related to the game Player's Choice 21. In order to protect potential foreign sources of income, the Company has filed patent applications and trademark applications in strategically selected foreign countries. There can be no assurance that any of the pending U.S. or foreign patent or trademark applications will issue as patents or trademark registrations, respectively, or that any of these rights will not be infringed by others or that already issued patents or trademark registrations will not be invalidated or canceled. None of the foregoing measures provides assurance that Anchor's proprietary games or the concepts incorporated in the games could not be successfully duplicated by third parties. Third parties could infringe on Anchor's rights, or Anchor's proprietary games could be successfully duplicated without infringing on Anchor's legal rights. Many elements incorporated in Anchor's proprietary games are in the public domain or otherwise not susceptible to legal protection, and the steps taken by Anchor will not, in and of themselves, preclude competition with Anchor's proprietary games.

    Clear Winner-Registered Trademark-, Colorado Central Station Casino-Registered Trademark-, Colorado Grande-Registered Trademark-, Double Down Stud-Registered Trademark-, Fast Track Express-Registered Trademark-, Silver Strike-Registered Trademark-, and Spin for Cash-Registered Trademark- are registered trademarks, and Anchor Coin-TM-, Anchor Games-TM-, Anchor Gaming-TM-, Bang For A Buck-TM-, Big Bucks Bingo-TM-, Big Slot-TM-, CashBall-TM-, Casino Bowling-TM-, Crazy Joker-TM-, Fast Cash Giveaway-TM-, Keno Bucks-TM-, Maggie's Slot Club-TM-, Players Choice 21-TM-, Push Your Luck-TM-, Race to Riches-TM-, Rock'N'Reels-TM-, Spin, Rattle and Roll-TM-, Spin The Wheel-TM-, Tic-Tac-Disco-TM-, Totem Pole-TM-, Wheel & Deal-TM-, Wheel Poker-TM-, Wheel of Gold-TM- and Wheel Winner-TM- are trademarks of Anchor Gaming. IGT-TM-, Wheel of Fortune-TM- and SafeBuster-TM- are trademarks of their respective owners. There can be no assurance that any pending trademark or patent applications will be issued, that the Company's applications will not be opposed by a third party, or that Anchor will not face third parties' claims to prior use of one or more of these marks or patents.

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

    COLORADO CENTRAL STATION CASINO. On December 25, 1993, the Company opened the Colorado Central Station Casino in Black Hawk at an initial cost of approximately $25.0 million. The Colorado Central Station Casino is one of the highest revenue producing and one of the most profitable casinos in the state. After completion of a 2,750 square foot expansion in 1996, the casino building has approximately 49,000 square feet of main facility area, with 16,637 square feet of gaming space over three floors. The Colorado Central Station Casino features more than 700 gaming machines, ten blackjack tables, nine poker tables, and a food court restaurant area. The casino benefits from a favorable location, as it is the first casino encountered by customers traveling from Denver to the Black Hawk/Central City area. In addition, the Colorado Central Station Casino offers more than 600 parking spaces. The Colorado Central Station Casino is also the closest casino to Black Hawk's 3,000 space public parking facility, located one and one-half miles from the casino, and is the first stop from the parking facility on the parking lot shuttle bus route. The Colorado Central Station Casino is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119.

    The Colorado Central Station Casino is fashioned in the style of a 19th century mining town railroad station. According to information on file with the Colorado Historic Preservation Office, the Colorado Central Station Casino property is within the Black Hawk Registered Historic District and meets the historical guidelines for use as a gaming establishment. The Colorado Central Station Casino was constructed specifically for gaming activities, and as a result offers an open, spacious gaming area, while using the maximum square footage allowed under Colorado law, which limits the square footage of a casino that may be used for gaming activities to 35% of the building and 50% of any one floor. At June 30,

1998, the Colorado Central Station Casino employed approximately 425 people and by law is allowed to be open seven days a week from 8:00 a.m. to 2:00 a.m. All gaming machines at the Colorado Central Station Casino offer bill validators that accept $1, $5, $10, $20, $50, and $100 bills. In addition, the Company has installed an automated player tracking system at the casino that is tied into the Company's accounting system to provide detailed management reports regarding gaming machine use. The system facilitates the casino's Fast Track Slot Club, which is designed to attract and retain gaming patrons by enabling the Company to identify, market to, and reward its loyal customers.

    COLORADO GRANDE CASINO. The Company operates (through an 80% owned subsidiary) the Colorado Grande Casino in Cripple Creek, which is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. The Colorado Grande Casino, which opened October 11, 1991, is located at one of the principal intersections in Cripple Creek and features more than 210 gaming machines, 44 adjacent parking spaces, and a full service restaurant and bar. In August 1995, the Company completed the installation of an automated player tracking system and a player slot club, "Maggie's Slot Club." Maggie's Slot Club and the player tracking system have enabled the casino to implement marketing programs designed to attract and increase the number of loyal casino customers. At June 30, 1998, the Colorado Grande Casino employed approximately 98 people and by law is allowed to be open seven days a week from 8:00 a.m. to 2:00 a.m.

ROUTE OPERATIONS

    Anchor is one of the largest gaming machine route operators in Nevada with 842 gaming machines in 60 locations at June 30, 1998, up from 801 gaming machines in 58 locations at June 30, 1997. The Company's gaming machine route operations in Nevada involve the installation, operation, and service of gaming machines (virtually all video poker machines) under space leases with retail chains and under revenue participation agreements with local taverns and retail stores, principally in the Las Vegas area. Management believes that the Company's route operation contracts provide the Company with a long-term, stable revenue source and that its route has the highest revenue and profit per machine of any route operation in the state of Nevada. In 1996, the Company extended its exclusive space lease agreement with Smith's Food and Drug Centers, Inc. ("Smiths"), it's largest route customer, for an additional five years at current rates through 2010. At June 30, 1998, 753 of the Company's 842 gaming machines in Nevada were located in or near Las Vegas, which has been one of the fastest growing cities in the United States in recent years.

    Anchor's agreements for its locations generally are in the form of either written space lease agreements or revenue sharing contracts and generally give Anchor the exclusive right to install gaming machines at such locations. Two of the Company's gaming route agreements are space leases with major retail chains that require payments of fixed monthly fees based on the amount of space used or the number of gaming machines installed at each location. The remainder of the Company's gaming route agreements are revenue participation arrangements, which provide for the payment to the location owner of a percentage of revenues generated by Anchor's machines at such location. A location owner is not permitted to receive a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. See "Regulation--Nevada."

    Anchor's space lease agreement with its largest gaming machine route customer, Smiths, runs through the year 2010 at current rates. The agreement with Smiths provides for a fixed monthly rental fee per store throughout the term of the agreement and grants Anchor the exclusive right to install gaming machines at all Smiths stores in Nevada, including stores opened in the future.

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

    In marketing its services to the owners of retail stores and taverns, the Company also emphasizes quality service. The Company operates and services its machines using its own employees, who routinely repair and maintain the Company's gaming machines in order to improve reliability and in-service time. Management believes that the Company's gaming machines and related equipment are well maintained and in good working condition. In addition to physical service of the gaming machines, employees of the Company remove coins and bills from the machines, refill machines that have exhausted their supply of coins, and provide payment of jackpots in excess of machine limits. Anchor also operates change booths at certain of its retail store locations.

SUPPLIERS

    Anchor has contracted with several manufacturers to develop both Anchor's existing and future product requirements. To date, the Company has purchased substantially all of the gaming machines used in its route operations from IGT. Silver Strike machines are currently manufactured by either IGT or Sigma Game, Inc. The primary components of Wheel of Gold, Wheel Poker and CashBall are manufactured by Bally Gaming International, Inc. Totem Pole was originally manufactured for the Company by Universal Distributing of Nevada, Inc. Since that time, the Company has also contracted with Bally Gaming International, Inc. and IGT for the manufacture of Totem Pole. Crazy Joker Poker machines are currently manufactured by Williams Gaming and SafeBuster machines are currently manufactured by Casino Data Systems. The Company is expected to continue its reliance on third parties for the manufacture of its proprietary games. An inability to obtain quality gaming machines, production parts, and replacement parts on reasonable terms or on a timely basis could have an adverse effect on Anchor. See "Risk Factors--Risks of Dependence on Suppliers."

COMPETITION

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

    PROPRIETARY GAMES. Intense competition characterizes the market for proprietary games. Management believes that the primary bases for competition in the casino game market are price and potential profit to gaming location operators that install the games. The perceived popularity of games with casino patrons as well as the economics of the game are, management believes, factors considered by potential casino customers. The popularity of any of the Company's games may decline over time as consumer preferences change or as new, competing games are introduced. As a result, Anchor must continually adapt its products to consumer preferences to maximize the economics of the game to the Company. There can be no assurance, however, that Anchor will continue to be successful in developing and marketing its products. If the Company fails to develop games that achieve market acceptance or if existing games become obsolete due to the introduction of popular games by Anchor's competitors the effects on Anchor could be material and adverse. Competitors in the game industry include manufacturers of gaming devices and other companies marketing gaming products and conversion kits that compete directly with the Company for the limited gaming spaces available at casinos.

    Anchor's strategy of creating recurring revenues from its proprietary games by placing the games in casinos under a royalty, revenue participation, fixed daily rental fee, or similar agreements involves a departure from the traditional practice of casinos purchasing gaming devices. To the extent that casinos are reluctant to, or decide not to, enter into arrangements that generate recurring revenues for suppliers of casino games, the market for Anchor's proprietary games could be limited, or discontinued if casino operators decide to reject Anchor's revenue sharing model. Competition within the market for games that generate recurring revenues could intensify as other suppliers of gaming devices enter this market or offer competitive products or terms.

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

    In June 1998, a joint venture between Black Hawk Gaming & Development Company, Inc. and Jacobs Entertainment Ltd. commenced casino operations, "The Lodge," which includes 800 slot machines, 20 table games, and 500 parking spaces. Two casinos are being developed in Black Hawk located across the intersection from the Company's Colorado Central Station Casino. Casino America and Nevada Gold & Casinos have commenced construction of a casino scheduled to open in late 1998 or early 1999, which is expected to include 1,100 slot machines, 24 table games, and a 1,000 car parking garage. Riviera Holdings Corporation has also commenced construction of a casino scheduled to open in late 1999, which is expected to include 1,000 slot machines, 14 table games, and a 500 space covered parking garage. Black Hawk Brewery has commenced construction of a casino, located next to Colorado Central Station, scheduled to open in late 1999 which is expected to include 600 slot machines, 10-20 table games and 500 parking spaces. Fitzgeralds has also announced an expected expansion of approximately 50% of their current gaming area as well as a 70-80 room hotel. Potential projects include the Hyatt, which would include 800-1,000 slot machines and the Dakota Works project, which would include approximately 1,000 slot machines. Competition from these entrants to the market could have a material adverse effect on the Company.

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

EMPLOYEES

    At June 30, 1998, Anchor employed approximately 920 persons, the substantial majority of whom are non-management personnel. Of this total, approximately 520 people worked at the Colorado Central Station Casino and the Colorado Grande Casino. The balance of the Company's non-management employees are involved in route and proprietary games operations. None of Anchor's employees are covered by collective bargaining agreements, and Anchor believes that it has satisfactory employee relations.

SEASONALITY

    The Company's proprietary games operations typically have their highest levels of business during the summer tourist season when its casino customers experience heavier tourist traffic. Proprietary games operations within the Anchor IGT JV, as well as within Anchor's proprietary games operations outside of the Anchor IGT JV, during the winter months could be significantly affected by inclement weather, road conditions and casino patron traffic patterns throughout the gaming jurisdictions in which proprietary games are operated. In general, the highest levels of business activity at its Colorado casinos occurs during the tourist season from July to October of each year. In addition, operations at the Colorado casinos during the winter months could be significantly affected by weather and road conditions in Colorado. In general, the highest levels of business activity in its Nevada Route operation occurs during the summer periods, specifically April through September.

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

    Anchor Coin's operator's license enables it to operate gaming machines on premises owned by others. At locations with 15 or fewer gaming machines, the operation is considered to be a "restricted" gaming location. At locations with more than 15 gaming machines, the operation is considered to be a "non-restricted" gaming location. The non-restricted regulatory requirements are reduced to some extent because no more than 35 gaming machines, and no table games, are operated at this location. Slot machines operated at restricted and non-restricted locations are subject to various fixed fees and per-machine taxes levied on a quarterly and annual basis by the Nevada Gaming Authorities. Non-restricted locations are subject to a tax on their gross revenues (the difference between amounts wagered by casino patrons and payments to casino patrons) that ranges from 3.0% to 6.25%. In its space lease agreements with retail chains, Anchor has agreed to pay all taxes and fees relating to the operation of gaming machines, and in its participation arrangements, taxes and fees are typically shared on the same basis as revenues. Significant increases in the fixed fees or taxes currently levied per machine or the tax currently levied on gross revenues could have a material adverse effect on the Company.

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

    The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

    The Colorado Commission is empowered to issue five types of gaming related licenses. Anchor's casinos in Colorado each require a retail gaming license, which must be renewed each year, and the Colorado Division has broad discretion to revoke, suspend, condition, limit, or restrict a licensee at any time. No person or entity can have an ownership interest in more than three retail gaming licenses. The Colorado Grande Casino and the Colorado Central Station Casino have each obtained the required retail gaming licenses.

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

    Colorado law requires statewide voter approval of an amendment to the State Constitution for any expansion of limited gaming into additional locations, increase in limitations on the $5 wager, or the addition of games other than blackjack, poker and slot machines. If a statewide vote is successful, the law requires, in addition, voter approval from the locality in question. In 1994, Colorado voters defeated by a margin of 93% to 7% a proposal to permit gaming in Manitou Springs (located near Colorado Springs and Cripple Creek) and slot machines in airports. On November 5, 1996, Colorado voters defeated by a margin of 69% to 31% a proposal to allow gaming in the community of Trinidad, located on the New Mexico border. Recently, the state legislature passed, but the Governor vetoed, a bill that would have permitted video lottery terminals at dog and horse racetracks under certain terms and conditions. Several cities within Colorado have active citizens' lobbies that were able to place gaming initiatives on recent statewide ballots. Although these initiatives have failed, new initiatives could be introduced on future statewide ballots to allow expansion of gaming in Colorado or prohibit gaming in the particular markets in Colorado where the Company operates. Future initiatives, if passed, could significantly increase the competition for gaming customers, thereby adversely affecting the Company's operations in Colorado. Additionally, there can be no assurance that future legislation will not be enacted that would impose additional restrictions or prohibitions on, or assess additional fees with respect to, the Company's business.

    The sale of alcoholic beverages at Anchor's casinos is subject to licensing, control, and regulation by the applicable state and local authorities. All alcoholic beverage licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend, or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect on Anchor.

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

    During the first year of gaming, casinos operated under a three-tiered tax system in which they paid 4% on the first $440,000 of AGP, 8% from $440,000 to $1.2 million of AGP, and 15% above $1.2 million of AGP. During the second gaming year, October 1, 1992 to September 30, 1993, casinos paid 2% on the first $1.0 million of AGP and 20% on any amount above $1.0 million of AGP. In the third year, October 1, 1993 to September 30, 1994, casinos paid 2% on the first $1.0 million of AGP, 8% from $1.0 million to $2.0 million of AGP, 15% from $2.0 million to $3.0 million of AGP, and 18% above $3.0 million of AGP. During the fourth and fifth years, October 1, 1994 through September 30, 1996, casinos paid 2% on the first $2.0 million of AGP, 8% from $2.0 million to $4.0 million of AGP, 15% from $4.0 million to $5.0 million of AGP, and 18% above $5.0 million of AGP. During the sixth year, October 1, 1996 through September 30, 1997, casinos paid 2% on the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million of AGP, 14% from $4.0 million to $5.0 million of AGP, 18% from $5.0 million to $10.0 million of AGP, and

20% of amounts in excess of $10.0 million of AGP. During September 1997, the Commission decided to adjust the gaming tax year for several reasons including that it should coincide with Colorado's fiscal year, July 1 through June 30. Consequently, during the abbreviated seventh year of gaming, October 1, 1997 through June 30, 1998, casinos paid 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million, 14% from $4.0 million to $5.0 million, 18% from $5.0 million to $10.0 million, and 20% of amounts in excess of $10.0 million of AGP. Pursuant to the timing adjustment from October 1 to July 1, gaming taxes for the eighth year of gaming, July 1, 1998 through June 30, 1999, have been established at 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million of AGP, 14% from $4.0 million to $5.0 million of AGP, 18% from $5.0 million to $10.0 million of AGP, and 20% of amounts in excess of $10.0 million of AGP. Effective July 1 of each year, the Colorado Gaming Commission establishes the gross gaming revenue tax for the following 12 months. Under the Colorado Constitution, the Commission is authorized to increase the gaming tax rate to as much as 40%. There can be no assurance that the taxes or fees applicable to the Company will not be increased in the future, either by the Colorado electorate, legislation, or action by the Colorado Commission resulting in an adverse effect on the Company's operations.

    In addition, a "device fee" is required for each gaming device (i.e., each gaming machine and each gaming table). The State of Colorado currently imposes an annual fee of $75 per device (reduced from $100 effective October 1, 1994). Cripple Creek currently imposes a two-tiered quarterly device fee of $225 per device on the first 50 devices and $300 per device on devices of 51 or more. Black Hawk's annual fee per device is $750.00. Black Hawk and Cripple Creek also impose liquor licensing fees, restaurant fees, and parking impact fees. Further, Anchor has paid, and in the future may be required to pay, local parking and other municipal "impact fees" based on the square footage of its facilities. Significant increases in the applicable taxes or fees, or the imposition of new taxes or fees could have a material adverse effect on Anchor, and it is not unreasonable to expect that such taxes or fees could be increased or new taxes or fees imposed.

PROPRIETARY GAMES APPROVAL

    Anchor is licensed in several gaming jurisdictions as a distributor and/or manufacturer of gaming machines. These jurisdictions exert substantial regulatory controls over the Company and may impose restrictions on ownership of the Company's securities and require findings of suitability of individuals associated with the Company. Each of the Company's games must be approved and licensed in each jurisdiction in which it is played. Obtaining required approvals and licenses can be time consuming and costly and there can be no assurance of success. In addition, there can be no assurance that regulations adopted or taxes imposed by other states will permit profitable operations by the Company.

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

RISK FACTORS

    This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans, strategies and objectives of management for future operation, any statements concerning proposed new products, services or developments, any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements may be contained in the Company's business description and in Management's Discussion and Analysis of Financial Condition and Results of Operations, among other places. Although the company believes that the expectations reflected in any of its forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements, are subject to the inherent risks and uncertainties that are summarized in this section and that are described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to update any forward-looking statement.

RISKS OF PROPRIETARY GAMES.

    The Company places its proprietary games in casinos at no initial cost under short-term arrangements, making these games susceptible to replacement due to pressure from competitors, changes in economic conditions, obsolescence, and declining popularity. Anchor intends to maintain and expand the number of installed proprietary games through enhancement of existing games, introduction of new games, and customer service, but there can be no assurance that these efforts will be successful.

    Introduction of new proprietary games involves significant risks, including variations in the Company's ability to place games with casinos, the economic terms on which casinos will accept the machines, the popularity of the games with gaming patrons, and the ability of its games to be successful and popular over the long-term. If the Company is not successful in introducing new games, the effects on Anchor could be material and adverse.

    Anchor has filed trademark and patent applications to protect its intellectual property rights in certain of its trademarks and innovations on certain of its proprietary games, respectively. At this time, however, the United States Patent and Trademark Office has not acted upon all of these applications. There can be no assurance that the pending patent or trademark applications will actually issue as patents or trademark registrations or that any of these rights will not be infringed by others. Certain of the Company's game concepts, including Silver Strike, Totem Pole, and Clear Winner, among others, do not have independent protection of the game itself, and it is possible that competitors could produce a similar game without violating any legal rights of the Company. Anchor intends to promote aggressively its trademarks to build goodwill and customer loyalty. In addition, Anchor intends to improve and add innovations to certain of its games, which may be subject to legal protection. There can be no assurance, however, that the Company will be successful in these efforts, that innovations will be subject to legal protection, or that the innovations will give a competitive advantage to the Company.

    Anchor also derives revenues from the sale of souvenir tokens that are paid out by Silver Strike machines. The primary raw material for the tokens is silver, the price of which is subject to wide fluctuations. As silver prices rise, the Company may be unable to pass price increases through to its casino customers.

COMPETITION

    Proprietary Games. Intense competition characterizes the market for proprietary games. Competitors in the game industry include manufacturers of gaming devices and other companies marketing gaming products and conversion kits, which compete directly with the Company for the limited gaming spaces available at casinos. The popularity of any of the Company's games may decline over time as consumer preferences change or as new, competing games are introduced. The Company's competitors are engaged in intense efforts to produce proprietary games that compete with those of the Company. As a result, Anchor must continually adapt its products to consumer preferences in order to maximize the economics of the game to the Company. There can be no assurance, however, that Anchor will continue to be successful in developing and marketing its products. If the Company fails to develop games that achieve market acceptance or if existing games become obsolete due to the introduction of popular games by Anchor's competitors the effects on Anchor could be material and adverse.

    Anchor's strategy of creating recurring revenues from its proprietary games by placing the games in casinos under a royalty, revenue participation, fixed daily rental fee, or similar agreements involves a departure from the traditional practice of casinos purchasing gaming devices. To the extent that casinos are reluctant to, or decide not to, enter into arrangements that generate recurring revenues for suppliers of casino games, the market for Anchor's proprietary games could be limited, or discontinued if casino operators decide to reject Anchor's revenue sharing model. Competition within the market for games that generate recurring revenues could intensify as other suppliers of gaming devices enter this market or offer competitive products or terms.

    Colorado Casinos. Intense competition also characterizes the Black Hawk/Central City and Cripple Creek markets. Since limited stakes gaming was instituted in Colorado in 1991, a number of Colorado casinos have ceased operations and others have filed for protection under Chapter 11 of the Bankruptcy Code. Others have closed temporarily or reduced the number of employees, and many casinos may not be operating profitably. Several proposals have been made to open new casinos or to expand existing casinos in Black Hawk, some of which have been abandoned or modified.

    In June 1998, a joint venture between Black Hawk Gaming & Development Company, Inc. and Jacobs Entertainment Ltd. commenced casino operations, "The Lodge," which includes 800 slot machines, 20 table games, and 500 parking spaces. Two casinos are being developed in Black Hawk located across the intersection from the Company's Colorado Central Station Casino. Casino America and Nevada Gold & Casinos have commenced construction of a casino scheduled to open in early 1999, which is expected to include 1,100 slot machines, 24 table games, and a 1,000 car parking garage. Riviera Holdings Corporation has also commenced construction of a casino scheduled to open in late 1999, which is expected to include 1,000 slot machines, 14 table games, and a 500 space covered parking garage. Black Hawk Brewery has commenced construction of a casino, located next to Colorado Central Station, scheduled to open in late 1999 which is expected to include 600 slot machines, 10-20 table games and 500 parking spaces. Fitzgeralds has also announced an expected expansion of approximately 50% of their current gaming area as well as a 70-80 room hotel. Potential projects include the Hyatt, which would include approximately 800-1,000 slot machines and the Dakota Works project, which would include approximately 1,000 slot machines. Competition from these entrants to the market could have a material adverse effect on the Company.

    It appears that national, regional, state, and local competition for the casino gaming market in general will remain extremely high during the foreseeable future, as casino gaming activities expand in traditional gaming states and in new jurisdictions. In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in southwestern Colorado. The Company expects many competitors to enter new jurisdictions that authorize gaming, some of which may have greater financial and other resources than the Company. Such proliferation of gaming activities could adversely affect the Company's business. In particular, the legalization of casino gaming in or near any metropolitan area, such as Denver, Colorado, from which the Company draws customers would have a material adverse effect on the Company's business. The Company believes, however, that proliferation of gaming activities into new jurisdictions presents an opportunity for it to expand its proprietary games operations.

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

RISKS OF PURSUING NEW CASINO GAMING OPPORTUNITIES

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

RISKS OF DEPENDENCE ON SUPPLIERS

    The Company utilizes outside vendors, some of which are competitors of the Company, to manufacture a significant portion of its proprietary game machines and parts. An inability to obtain gaming machines and components, production parts, and replacement parts on reasonable terms or on a timely basis could have an adverse effect on Anchor. Additionally, vendors may refuse to support or modify existing equipment to comply with licensing and regulatory requirements of various gaming jurisdictions. An inability to comply with licensing and regulatory requirements could result in the Company being prohibited from expanding into new gaming jurisdictions and possibly being required to remove installed games from existing jurisdictions, both of which could have a material adverse effect on the Company.

GAMING REGULATIONS AND TAXES

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

    Gaming licenses and related approvals are deemed to be privileges under the laws of Nevada, Colorado, and the other jurisdictions in which the Company operates. The gaming laws and regulations of the states in which the Company operates grant substantial discretion to gaming regulatory authorities to monitor and control the activities and operations of all lines of business in which the Company operates. Accordingly, the gaming authorities have power to require that the Company comply with new and discretionary directives of these gaming authorities with respect to the operation and performance of its proprietary games and the operations of its routes and casinos. In such highly regulated environments, there is a constant risk that consumer pressures, political considerations, or changes in regulatory personnel or approach could have a material adverse effect on the Company and its operations.

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

ACCESS TO BLACK HAWK AND CRIPPLE CREEK

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

RISKS OF NEVADA ROUTE OPERATIONS

    In 1998, the Mayor of Las Vegas formed a committee to study the effect of gaming in grocery and convenience stores in Las Vegas. In connection with the study, certain proposals to prohibit, limit, or change gaming devices in convenience, grocery and similar retail facilities may be made. Other government officials, as well as other individuals, may from time to time suggest proposals to prohibit, limit, or change gaming devices in convenience, grocery and similar retail facilities throughout Nevada, The broad adoption of any such proposal could have a material adverse effect on the Company's Nevada route operations.

DEPENDENCE ON PERSONNEL

    The success of Anchor is largely dependent on the efforts and skills of Stanley E. Fulton, its Chairman of the Board, and other key officers and employees of Anchor. The loss of Mr. Fulton's or such other key officers' or employees' services could have a material adverse effect on Anchor. The expansion of Anchor's businesses may require additional managers with gaming industry experience, as well as additional skilled employees. A shortage of skilled management personnel exists in the gaming industry, which may make it more difficult and expensive to attract and retain qualified managers and employees. In addition, some of the Company's key employees perform their services under contracts that do not contain covenants not to compete with the Company, and it is therefore possible that competitors could attempt to hire certain of the Company's key employees. Competition for employees in the Black Hawk market could intensify as additional operators open or plan to open new facilities. This competition could cause increases in the cost of retaining employees or could cause employees to become scarce, both of which could have a material adverse effect on the Company.

CONTROL OF THE COMPANY

    In October 1997, Anchor Gaming completed an offering (the "Offering") of 1,800,000 shares of common stock, of Anchor (the "Common Stock") offered by certain selling stockholders, including Stanley E. Fulton, Chairman and Chief Executive Officer of the Company (657,700 shares), and Elizabeth Fulton and the six Fulton children (1,142,300 shares). Upon completion of the Offering, the officers and directors of the Company and members of their respective families own beneficially approximately 40.5% of the outstanding Common Stock. The ability to vote these shares gives such persons the ability to exert substantial influence over any matter coming to a vote of stockholders of the Company, including the election of directors and certain mergers, asset sales, or other major corporate transactions affecting the Company. All six of Mr. Fulton's children and a third party have granted him an irrevocable proxy expiring on December 31, 1998 to vote their shares of Common Stock. As a result, Mr. Fulton will have voting control of more than 40% of the Common Stock outstanding. Such voting power, together with certain anti-takeover provisions included in the Company's Articles of Incorporation and Bylaws and a Shareholder Rights Plan could have the effect of delaying or discouraging an unsolicited takeover of the Company.

INVENTORY SUBJECT TO GAMING APPROVAL

    At any point, the Company may be in the process of developing proprietary games that have not yet received regulatory approvals. Anticipating demand for its games after receipt of regulatory approval, the Company may begin to manufacture games pending regulatory approval, and may develop a substantial inventory of games that are not approved for use under the gaming laws and regulations to which the Company is subject. To the extent that the Company does not receive approval of games in its inventory, or if games in its inventory require modification before they can be placed in service, the Company could be materially and adversely affected.

CONTINUING DIRECTOR PROVISION IN THE COMPANY'S RIGHTS PLAN

    The Delaware Chancery Court has recently ruled that a rights agreement provision similar to the Continuing Director requirement included the Company's Rights Plan is unenforceable under Delaware law. The Company is not a Delaware corporation and Delaware law does not govern the Company's Rights Plan. Nevada courts have not ruled on the enforceability of a similar provision under Nevada law; there can be no assurance that a Nevada court would enforce the Company's Continuing Director provisions.

ITEM 2. PROPERTIES.

    The Company's principal properties consist of (i) the Colorado Central Station Casino in Black Hawk, Colorado, (ii) the Colorado Grande Casino in Cripple Creek, Colorado, and (iii) the corporate headquarters in Las Vegas, Nevada.

    The Colorado Central Station Casino is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119. Black Hawk, Colorado is approximately 40 miles from Denver, Colorado. The Colorado Central Station has more than 700 gaming machines, 19 table games, and food-court restaurant area. The Colorado Central Station Casino building has approximately 49,000 square feet of floor space, with 16,637 square feet of gaming area over three floors. The casino has more than 600 parking spaces and is the first shuttle stop from Black Hawk's 3,000-space public facility.

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

ITEM 3. LEGAL PROCEEDINGS.

    Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the lawsuits. The lawsuits have all been consolidated in Nevada, both in federal and state court. The consolidated federal action is captioned In re Anchor Gaming Securities Litigation, Civil Action No.
CV-S-97-01751-PMP (RJJ), and the consolidated state action is captioned Ryan, et al. v. Anchor Gaming, et al., Civil No. A383456. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits.

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

                                                                                                     PRICE RANGE
                                                                                                 --------------------
                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL 1998
  First quarter................................................................................  $90 1/2    $47 1/4
  Second quarter...............................................................................  $95 1/8    $43
  Third quarter................................................................................  $74 1/4    $55 3/16
  Fourth quarter...............................................................................  $93 11/16  $76

                                                                                                     PRICE RANGE
                                                                                                 --------------------
                                                                                                   HIGH        LOW
                                                                                                 ---------  ---------
FISCAL 1997
  First quarter................................................................................  $68 3/4    $50 1/2
  Second quarter...............................................................................  $64 1/2    $30 1/8
  Third quarter................................................................................  $40 3/4    $27 7/8
  Fourth quarter...............................................................................  $47 3/4    $25

    As of September 11, 1998, there were approximately 10,000 beneficial holders of the Company's common stock.

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

ITEM 6. SELECTED FINANCIAL DATA.

    The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere or incorporated by reference in this Annual Report on Form 10-K. The income statement and balance sheet data for each of the five fiscal years ended June 30, 1998 are derived from the audited consolidated financial statements of the Company.

                                                                        FISCAL YEAR ENDED JUNE 30,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995      1994(1)
                                                         ----------  ----------  ----------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues:
    Proprietary games..................................  $  113,677  $   49,716  $   21,457  $  14,159  $   4,147
    Casino operations..................................      82,139      69,223      65,125     56,184     23,713
    Route operations...................................      34,314      33,510      28,651     25,818     26,123
    Other..............................................       1,802       1,300       1,233      1,250        786
                                                         ----------  ----------  ----------  ---------  ---------
      Total revenues...................................     231,932     153,749     116,466     97,411     54,769
                                                         ----------  ----------  ----------  ---------  ---------
  Costs and expenses:
    Proprietary games..................................      13,475      11,039      12,113      9,851      3,047
    Casino operations..................................      35,065      29,100      26,830     21,500      8,199
    Route operations...................................      21,442      19,905      17,158     15,659     15,416
    Other..............................................       1,840       1,432       1,300      1,387        768
    Selling, general, and administrative...............      41,218      28,164      21,074     20,949     10,375
    Preopening costs...................................      --          --          --         --            731
    Project cost write-downs...........................      --           2,117      --         --         --
    Depreciation and amortization......................      12,661       8,798       4,110      3,215      2,121
                                                         ----------  ----------  ----------  ---------  ---------
      Total costs and expenses.........................     125,701     100,555      82,585     72,561     40,657
                                                         ----------  ----------  ----------  ---------  ---------
  Income from operations...............................     106,231      53,194      33,881     24,850     14,112
  Interest income......................................       2,989       3,793       2,028      1,105        379
  Interest expense.....................................        (226)       (288)       (429)      (732)    (1,314)
  Other income (expense)(2)............................         446         (22)         43        244        244
                                                         ----------  ----------  ----------  ---------  ---------
  Income before provision for income taxes.............     109,440      56,677      35,523     25,467     13,421
  Historical and pro forma provision for income
    taxes(3)...........................................      41,040      21,001      13,188      9,486      4,702
                                                         ----------  ----------  ----------  ---------  ---------
  Net income and pro forma net income(3)...............  $   68,400  $   35,676  $   22,335  $  15,981  $   8,719
                                                         ----------  ----------  ----------  ---------  ---------
  Weighted average shares outstanding(4)...............      12,751      13,321      11,820     11,252      8,481
  Basic earnings per share(3)..........................  $     5.36  $     2.68  $     1.89  $    1.42  $    1.03
  Weighted average common and common equivalent shares
    outstanding(4).....................................      13,161      13,542      12,038     11,447      8,481
  Diluted earnings and pro forma diluted earnings per
    share(3)...........................................  $     5.20  $     2.63  $     1.86  $    1.40  $    1.03

OTHER DATA:
  Capital expenditures.................................  $   22,499  $   38,108  $   27,916  $   7,834  $  17,921
  Distributions to stockholders(5).....................      --          --          --                     6,760

                                                                              AS OF JUNE 30,
                                                         --------------------------------------------------------
                                                            1998        1997        1996       1995      1994(1)
                                                         ----------  ----------  ----------  ---------  ---------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents............................  $   73,187  $   66,427  $   78,113  $  26,132  $  10,472
  Total assets.........................................     245,134     188,876     162,312     79,266     58,903
  Long term notes payable..............................      --           2,800       3,650      5,989      6,927
  Stockholders' equity(5)..............................     210,482     171,331     146,307     64,832     47,001

------------------------

(1) Reflects six months of operations at the Company's Colorado Central Station Casino in Black Hawk, Colorado, which opened December 25, 1993, and five months of proprietary games operations acquired in conjunction with the Company's initial public offering in February 1994 (the "IPO").

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

(4) Weighted average shares outstanding and weighted average common and common equivalent shares outstanding are presented as if the reorganization completed in conjunction with the Company's IPO took place July 1, 1993.

(5) Because the principal subsidiaries of the Company elected to be treated as S corporations prior to the Company's IPO, a substantial portion of the Company's net income prior to the IPO was distributed to its stockholders. Subsequent to the Company's IPO, earnings have been retained to support operations and to finance expansion.

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

    On April 23, 1996, the Company completed a secondary offering of 2.3 million shares of Common Stock at a price of $37 per share. 1.55 million of these shares were sold by the Company (the "Secondary Offering") and the remaining 750,000 shares were sold by selling stockholders. Net proceeds to the Company from the Secondary Offering were $53.9 million. On October 17, 1997, the Company completed an offering of 1.8 million shares of Common Stock at a price of $91 per share. All of these shares were sold by selling stockholders. The Company did not receive any proceeds from the offering.

    The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, route operations, and other during the fiscal years ended June 30, 1998, 1997, and 1996. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the commencement of the Strategic Alliance with IGT during the second half of fiscal 1997, and to a lesser extent, the Company's introduction of the new proprietary game Wheel of Gold, which began generating revenue in the third quarter of fiscal 1996.

                                                                                             FISCAL YEARS ENDED JUNE 30,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
SOURCES OF REVENUES:
  Proprietary games operations...........................................................       49.0%      32.4%      18.4%
  Casino operations......................................................................       35.4       45.0       55.9
  Route operations.......................................................................       14.8       21.8       24.6
  Other..................................................................................         .8         .8        1.1
                                                                                           ---------  ---------  ---------
    Total revenues.......................................................................      100.0%     100.0%     100.0%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

    REVENUES. Total revenues were $231.9 million for the fiscal year ended June 30, 1998, an increase of $78.2 million or 50.9% from $153.7 million for the fiscal year ended June 30, 1997.

    Revenues from proprietary games operations were $113.7 million for the fiscal year ended June 30, 1998, an increase of $64.0 million or 128.7% from $49.7 million for the fiscal year ended June 30, 1997. The increase is primarily due to increased equity earnings in the Company's joint venture alliance with IGT, which, for accounting purposes, is recorded net of expense. At June 30, 1998 there were more than 5,600 games, primarily Wheel of Fortune, operating within the joint venture, compared to more than 2,000 games at June 30, 1997. This increase is also due to increased revenues from the Company's proprietary games Wheel of Gold and Totem Pole, and to a lesser extent increased revenues from the proprietary games Rock'N'Reels and SafeBuster. These increases were offset to some extent by decreased revenues generated from the sale of tokens for the proprietary game Silver Strike and decreased revenues generated from the proprietary game Clear Winner. The Company expects the trend of reduced year-to-year Silver Strike and Clear Winner revenue comparisons to continue due to the market maturity of these proprietary games. After completing a full year of operations within the joint venture alliance with IGT, we now recognize that these operations are influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. We expect that these seasonal trends will continue in both our joint venture operations and our proprietary games operations outside of the joint venture.

    Revenues from casino operations were $82.1 million for the fiscal year ended June 30, 1998, an increase of $12.9 million or 18.7% from $69.2 million for the fiscal year ended June 30, 1997. This increase is primarily due to increased slot revenues at the Colorado Central Station Casino and, to a lesser extent, increased slot revenues at the Colorado Grande Casino. The Company's Colorado casino operations were the beneficiary of mild weather during the six months ended June 30, 1998. The competitive landscape has begun to change recently in the Black Hawk market. On June 24, 1998 a competitor opened a new casino, as expected, near the Colorado Central Station Casino. The Company expects the opening of another new casino by a competitor, also near the Colorado Central Station Casino, during December 1998. The Company is aware of other casino projects in various stages of planning in the Black Hawk market. The Company cannot predict the effect, if any, that the new or proposed casino openings will have on the Company's Colorado casino operations. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. We expect this trend to continue.

    Revenues from route operations were $34.3 million for the fiscal year ended June 30, 1998, an increase of $804,000 or 2.4% from $33.5 million for the fiscal year ended June 30, 1997. Machines on route increased 41 machines or 5.1% to 842 machines at June 30, 1998 from 801 machines at June 30, 1997. Average machines on route during fiscal 1998 increased 57 average machines or 7.4% to 827 average machines from 770 average machines during fiscal 1997. The increase in route revenue was due to the increased number of machines on route offset somewhat by increased competition due to expansion of grocery store chains and local casino operations. As a result of the increased competition, the trend of generally flat year over year route revenue comparisons is expected to continue. The Mayor of Las Vegas recently formed a committee to study the local effect of gaming in grocery and convenience stores. The Company cannot predict the effect, if any, that the study's results will have on its route operation's revenues and profits.

    COSTS AND EXPENSES. Total costs and expenses were $125.7 million for the fiscal year ended June 30, 1998, an increase of $25.1 million or 25.0% from $100.6 million for the fiscal year ended June 30, 1997. Total costs and expenses as a percentage of total revenues decreased to 54.2% during fiscal 1998 from 65.4% during fiscal 1997.

    Costs and expenses of proprietary games operations were $13.5 million for the fiscal year ended June 30, 1998, an increase of $2.4 million or 22.1% from $11.0 million for the fiscal year ended June 30, 1997. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 11.9% during fiscal year 1998 from 22.2% during fiscal year 1997. The increase in proprietary games costs and expenses was due to increased machine parts, production and service payroll, shipping and handling, and production supplies, resulting primarily from increased machine conversions and maintenance. These increases were offset to some extent by decreased costs and expenses relating to the sale of tokens for the proprietary game Silver Strike. The decrease in proprietary games costs as a percentage of revenue is primarily due to equity in the income of the joint venture with IGT, which, for accounting purposes, is recorded net of expenses. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold and Totem Pole, incur less costs and expenses as a percentage of revenue than the Company's Silver Strike game, which previously accounted for a larger percentage of the Company's proprietary games revenue. Developments in world silver markets during the past year have resulted in increased volatility in silver prices, which, if it persists, could affect the profitability of the Silver Strike game.

    Costs and expenses of casino operations were $35.1 million for the fiscal year ended June 30, 1998, an increase of $6.0 million or 20.5% from $29.1 million for the fiscal year ended June 30, 1997. Casino costs and expenses as a percentage of casino revenue increased slightly to 42.7% during fiscal year 1998 from 42.0% during fiscal year 1997. The increase in casino costs and expenses was primarily due to increased gaming taxes and promotions, and to a lesser extent direct payroll, at both of the Company's Colorado casinos. Although the Company can not predict the effect of the new and proposed casino openings in Black Hawk on the Colorado Central Station Casino's operations, management believes it is likely to increase both promotion and payroll cost in future periods.

    Costs and expenses of route operations were $21.4 million for the fiscal year ended June 30, 1998, an increase of $1.5 million or 7.7% from $19.9 million for the fiscal year ended June 30, 1997. Costs and expenses of route operations as a percentage of route revenue increased to 62.5% during fiscal year 1998 compared to 59.4% during fiscal year 1997. The increase in route costs and expenses was primarily due to increased location costs and, to a lesser extent, increased direct payroll costs, both related to increased machines on route.

    SG&A expenses were $41.2 million for the fiscal year ended June 30, 1998, an increase of $13.1 million or 46.4% from $28.2 million for the fiscal year ended June 30, 1997. SG&A expenses as a percentage of total revenue decreased to 17.8% during fiscal year 1998 compared to 18.3% during fiscal year 1997. The increase in SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $9.4 million, including increased payroll and compensation costs, valuation allowances, and tax and licensing costs, as well as increased legal costs and development costs incurred at the holding Company level. The Company incurred approximately $1.0 million of development costs related to the Canadian charity based casino initiative that was cancelled by the Ontario provincial government on June 26, 1998.

    Depreciation and amortization expense was $12.7 million for the fiscal year ended June 30, 1998, an increase of $3.9 million or 43.9% from $8.8 million for the fiscal year ended June 30, 1997. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations and, to a lesser extent, increased depreciation and amortization expense incurred at the Company's Colorado Central Station Casino.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $106.2 million for the fiscal year ended June 30, 1998, an increase of $53.0 million or 99.7% from $53.2 million for the fiscal year ended June 30, 1997. As a percentage of total revenues, income from operations increased to 45.8% during fiscal year 1998 from 34.6% during fiscal year 1997.

    INTEREST INCOME. Interest income was $3.0 million for the fiscal year ended June 30, 1998, a decrease of $804,000 or 21.2% from $3.8 million for the fiscal year ended June 30, 1997. The decrease is due to decreased short-term investments resulting from decreased cash balances during the year.

    INTEREST EXPENSE. Interest expense was $226,000 for the fiscal year ended June 30, 1998, a decrease of $62,000 or 21.5% from $288,000 for the fiscal year ended June 30, 1997. The decrease is due to reduced average notes payable during fiscal year 1998 as compared to fiscal year 1997. At June 30, 1998, the Company had no long or short-term notes payable.

    NET INCOME. As a result of the factors discussed above, net income was $68.4 million for the fiscal year ended June 30, 1998, an increase of $32.7 million or 91.7% from $35.7 million for the fiscal year ended June 30, 1997.

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

    COSTS AND EXPENSES. Total costs and expenses were $100.6 million for the fiscal year ended June 30, 1997, an increase of $18.0 million or 21.8% from $82.6 million for the fiscal year ended June 30, 1996. Total costs and expenses as a percentage of total revenues decreased to 65.4% during fiscal 1997 from 70.9% during fiscal 1996.

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

    SG&A expenses were $28.2 million for the fiscal year ended June 30, 1997, an increase of $7.1 million or 33.6% from $21.1 million for the fiscal year ended June 30, 1996. SG&A expenses as a percentage of total revenue remained fairly constant at 18.4% during fiscal year 1997 compared to 18.1% during fiscal year 1996. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $4.7 million primarily due to increased research, development, and licensing costs and an increase in SG&A expenses at the Colorado Central Station Casino of approximately $2.0 million.

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

LIQUIDITY AND CAPITAL RESOURCES

    Anchor's principal sources of liquidity have been cash flows from operations and the net proceeds from the Secondary Offering in April 1996 and the IPO in February 1994. Net proceeds to the Company from the Secondary Offering were $53.9 million, and net proceeds from the IPO were $34.1 million. In October 1997, certain shareholders of the Company completed a secondary public offering. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $68.2 million during fiscal year 1998 and $43.4 million during fiscal year 1997. At June 30, 1998, the Company had cash and cash equivalents of $73.2 million, working capital of $54.4 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

    In fiscal year 1998, the Company spent $22.5 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations. The Company anticipates that capital expenditures for the fiscal year ending June 30, 1999 will be at least $19.0 million, which will consist primarily of expenditures to purchase gaming devices and equipment for use in its proprietary games operations.

    In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of Common Stock. In December 1997, the board of directors authorized a repurchase of up to 513,975 additional shares of Common Stock. As of June 30, 1998, the Company had repurchased 974,375 shares of Common Stock at a cost of $49.6 million, 638,375 shares were repurchased during fiscal 1998 at a cost of $36.1 million and 336,000 shares were repurchased during fiscal 1997 at a cost of $13.5 million. At June 30, 1998 there was a balance of 539,600 authorized shares remaining under the repurchase program.

    In April 1997, the Company entered into the Bank Revolver, which expires November 30, 1998. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option.

The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has complied with the covenants throughout the term of the expired credit facility and the Bank Revolver. During fiscal year 1998 the Company did not borrow under the Bank Revolver or the line of credit.

    The Company believes its principal liquidity requirements will be the purchase of additional proprietary gaming machines in formats that have already been introduced to the market and the development and purchase of proprietary gaming machines in formats that have not yet been introduced. The Company believes that cash on hand, cash flow from operations, and available borrowings under the Bank Revolver will be sufficient to fund its currently planned capital projects and operations.

    The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming oriented business, and depending on the amount of funding required, the Company may be required to obtain additional financing.

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

YEAR 2000

    In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This is generally referred to as the "Year 2000 Problem." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

    The Company has conducted a comprehensive review of its computer and other systems deemed to be date sensitive (as well as those of its unconsolidated affiliates) to assess its exposure to the Year 2000 Problem. The Company is already in the process of modifying or replacing those systems that are not Year 2000 compliant. Based upon the comprehensive review, management believes that the Company's systems are compliant or will be compliant by mid-1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company.

    In addition, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's exposure to third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that representations made to the Company by third parties are in fact accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a material adverse effect on the operations of the Company.

    All costs related to the Company's Year 2000 Problem are being expensed as incurred, while the cost of new hardware or software, is being capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. Specifically, as of June 30, 1998, the Company has spent less than $100,000 and anticipates spending less than $500,000 thereafter. These costs and estimated completion dates are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company does not have a contingency plan relative to the Year 2000 Problem, although it intends to develop one before June 30, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
Independent Auditors' Report............................................................................           35
Consolidated Balance Sheets as of June 30, 1998 and 1997................................................           36
Consolidated Statements of Income for Fiscal Years Ended June 30, 1998, 1997, and 1996..................           37
Consolidated Statements of Stockholders' Equity for Fiscal Years Ended June 30, 1998, 1997, and 1996....           38
Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 1998, 1997, and 1996..........           39
Notes to Consolidated Financial Statements..............................................................           40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Anchor Gaming and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Anchor Gaming and subsidiaries (the "Company") as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Gaming and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          DELOITTE & TOUCHE LLP

Las Vegas, Nevada
July 31, 1998

                                 ANCHOR GAMING

                          CONSOLIDATED BALANCE SHEETS

                                                                                              JUNE 30,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                     ASSETS

Current assets:
  Cash and cash equivalents......................................................  $   73,187,295  $   66,427,369
  Accounts receivable, net.......................................................       8,977,254       6,358,052
  Inventory......................................................................       3,869,496       3,196,918
  Prepaid expenses...............................................................       1,951,947       1,835,913
  Other current assets...........................................................          53,688         445,799
                                                                                   --------------  --------------
    Total current assets.........................................................      88,039,680      78,264,051
  Property and equipment, net....................................................      94,791,189      85,033,436
  Long-term notes receivable, net................................................       2,234,856       1,543,159
  Intangible assets, net.........................................................       3,534,048       2,128,306
  Investments in unconsolidated affiliates.......................................      32,638,738       7,570,712
  Deposits and other.............................................................      23,895,032      14,336,705
                                                                                   --------------  --------------
    Total assets.................................................................  $  245,133,543  $  188,876,369
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...............................................................  $    5,994,029  $    2,663,156
  Accrued salaries, wages and vacation pay.......................................       3,905,951       2,712,764
  Income tax payable.............................................................      12,469,108       2,138,934
  Other current liabilities......................................................      11,221,310       6,103,394
                                                                                   --------------  --------------
    Total current liabilities....................................................      33,590,398      13,618,248
  Long-term notes payable, principal stockholder.................................        --             2,800,000
  Other long-term liabilities....................................................        --               143,691
  Minority interest in consolidated subsidiary...................................       1,061,470         983,562
                                                                                   --------------  --------------
    Total liabilities and minority interest in consolidated subsidiary...........      34,651,868      17,545,501
                                                                                   --------------  --------------
  Commitments and contingencies..................................................        --              --

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares issued
    and outstanding at June 30, 1998 and 1997....................................        --              --
  Common stock, $.01 par value, 50,000,000 shares authorized, 13,758,375 issued and 12,593,232 outstanding at June 30, 1998, 13,579,575 issued and 13,052,807
    outstanding at June 30, 1997.................................................         137,584         135,796
  Additional paid-in capital.....................................................     114,179,417     107,267,684
  Treasury stock at cost, 1,165,143 shares at June 30, 1998, 526,768 shares at
    June 30, 1997................................................................     (52,731,940)    (16,569,329)
  Retained earnings..............................................................     148,896,614      80,496,717
                                                                                   --------------  --------------
    Total stockholders' equity...................................................     210,481,675     171,330,868
                                                                                   --------------  --------------
    Total liabilities and stockholders' equity...................................  $  245,133,543  $  188,876,369
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See notes to consolidated financial statements

                                 ANCHOR GAMING

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                               YEARS ENDED JUNE 30,
                                                                  ----------------------------------------------
                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Revenues:
  Proprietary games operations..................................  $  113,677,299  $   49,715,779  $   21,457,135
  Casino operations.............................................      82,138,781      69,223,321      65,125,194
  Route operations..............................................      34,313,802      33,509,497      28,650,989
  Other.........................................................       1,801,899       1,300,002       1,233,003
                                                                  --------------  --------------  --------------
    Total revenues..............................................     231,931,781     153,748,599     116,466,321
                                                                  --------------  --------------  --------------
Costs and expenses:
  Proprietary games operations..................................      13,475,096      11,039,227      12,113,595
  Casino operations.............................................      35,064,884      29,100,285      26,830,475
  Route operations..............................................      21,441,590      19,904,608      17,158,172
  Other.........................................................       1,840,507       1,431,734       1,300,012
  Selling, general and administrative...........................      41,217,693      28,163,608      21,073,631
  Project cost write-downs......................................        --             2,116,968        --
  Depreciation and amortization.................................      12,660,680       8,798,163       4,109,835
                                                                  --------------  --------------  --------------
    Total costs and expenses....................................     125,700,450     100,554,593      82,585,720
                                                                  --------------  --------------  --------------
Income from operations..........................................     106,231,331      53,194,006      33,880,601
                                                                  --------------  --------------  --------------
Other income (expense):
  Interest income...............................................       2,988,422       3,792,739       2,028,347
  Interest expense..............................................        (225,811)       (287,711)       (428,991)
  Other income..................................................       1,157,217         288,703         260,439
  Minority interest in earnings of consolidated subsidiary......        (711,324)       (310,607)       (217,793)
                                                                  --------------  --------------  --------------
    Total other income (expense)................................       3,208,504       3,483,124       1,642,002
                                                                  --------------  --------------  --------------
Income before provision for income taxes........................     109,439,835      56,677,130      35,522,603
Income tax provision............................................      41,039,938      21,000,702      13,187,559
                                                                  --------------  --------------  --------------
Net income......................................................  $   68,399,897  $   35,676,428  $   22,335,044
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Basic earnings per share........................................  $         5.36  $         2.68  $         1.89
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares outstanding.............................      12,750,622      13,321,282      11,819,593
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Diluted earnings per share......................................  $         5.20  $         2.63  $         1.86
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average common and common equivalent shares
  outstanding...................................................      13,160,524      13,541,515      12,038,344
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                 See notes to consolidated financial statements

                                 ANCHOR GAMING

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       COMMON STOCK            TREASURY STOCK        ADDITIONAL
                                   ---------------------  ------------------------     PAID-IN       RETAINED
                                     SHARES     AMOUNT      SHARES       AMOUNT        CAPITAL       EARNINGS       TOTAL
                                   ----------  ---------  ----------  ------------  -------------  ------------  ------------
Balance--July 1, 1995............  11,505,550  $ 115,056    (163,789) $ (1,799,830)  $44,031,099   $ 22,485,245  $ 64,831,570
  Stock issued for exercise of
    options......................     418,600      4,186     (26,979)   (1,296,000)    5,694,414                    4,402,600
  Shares issued in public
    offering.....................   1,550,000     15,500                              53,859,015                   53,874,515
  Tax effects of stock option
    transactions.................                                                        863,552                      863,552
  Net income.....................                                                                    22,335,044    22,335,044
                                   ----------  ---------  ----------  ------------  -------------  ------------  ------------

Balance--June 30, 1996...........  13,474,150    134,742    (190,768)   (3,095,830)  104,448,080     44,820,289   146,307,281
  Stock issued for exercise of
    options......................     105,425      1,054                               1,285,403                    1,286,457
  Treasury shares purchased......                           (336,000)  (13,473,499)                               (13,473,499)
  Tax effects of stock option
    transactions.................                                                      1,534,201                    1,534,201
  Net income.....................                                                                    35,676,428    35,676,428
                                   ----------  ---------  ----------  ------------  -------------  ------------  ------------

Balance--June 30, 1997...........  13,579,575    135,796    (526,768)  (16,569,329)  107,267,684     80,496,717   171,330,868
  Stock issued for exercise of
    options......................     178,800      1,788                               2,557,637                    2,559,425
  Treasury shares purchased......                           (638,375)  (36,162,611)                               (36,162,611)
  Tax effects of stock option
    transactions.................                                                      4,354,096                    4,354,096
  Net income.....................                                                                    68,399,897    68,399,897
                                   ----------  ---------  ----------  ------------  -------------  ------------  ------------

Balance--June 30, 1998...........  13,758,375  $ 137,584  (1,165,143) $(52,731,940)  $114,179,417  $148,896,614  $210,481,675
                                   ----------  ---------  ----------  ------------  -------------  ------------  ------------
                                   ----------  ---------  ----------  ------------  -------------  ------------  ------------

                 See notes to consolidated financial statements

                                 ANCHOR GAMING

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEARS ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
Cash flows from operating activities:
  Net income.........................................................  $  68,399,897  $  35,676,428  $  22,335,044
                                                                       -------------  -------------  -------------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Loss on disposal of assets, including project cost write-downs...        423,009      2,208,878       --
    Depreciation and amortization....................................     12,832,757      8,955,446      4,085,573
    Provision for doubtful accounts and notes........................        685,621        364,000        105,000
    Minority interest in earnings of consolidated subsidiary in
      excess of cash distributed.....................................         77,908        310,607        217,793
    Unconsolidated affiliates' earnings in excess of distributions...    (25,068,026)    (7,570,712)      --
  (Increase) decrease in assets:
    Accounts receivable..............................................     (3,304,823)    (2,001,363)    (1,802,054)
    Inventory........................................................       (672,578)         1,037       (842,765)
    Other current assets.............................................        353,322        (83,898)        34,772
    Prepaid expenses.................................................       (116,034)       (96,650)      (105,769)
    Deposits and other assets........................................     (9,610,009)     1,964,543         58,925
  Increase (decrease) in liabilities:
    Accounts payable.................................................      3,330,873     (1,911,057)     2,763,320
    Accrued salaries, wages and vacation pay.........................      1,193,187        224,750        380,048
    Income tax payable...............................................     14,684,270      2,955,801        776,683
    Other liabilities................................................      4,974,225      2,394,423        762,794
                                                                       -------------  -------------  -------------
      Total adjustments..............................................       (216,298)     7,715,805      6,434,320
                                                                       -------------  -------------  -------------
Net cash provided by operating activities............................     68,183,599     43,392,233     28,769,364
                                                                       -------------  -------------  -------------
Cash flows from investing activities:
  Acquisition and construction of property and equipment.............    (22,498,825)   (38,108,284)   (27,916,341)
  Expenditures for intangible assets.................................     (1,922,338)      (488,715)      (274,013)
  Proceeds from sale of equipment....................................         53,584        117,254        530,377
  Issuance of notes receivable.......................................     (2,039,921)    (1,405,157)      (114,614)
  Principal reductions on notes receivable...........................      1,387,013      1,009,408        947,678
  Payments to extend operating leases................................       --             --           (5,000,000)
  Advances to joint venture..........................................       --           (3,100,000)      --
                                                                       -------------  -------------  -------------
    Net cash used in investing activities............................    (25,020,487)   (41,975,494)   (31,826,913)
                                                                       -------------  -------------  -------------
Cash flows from financing activities:
  Net proceeds from sale of stock and warrants.......................      2,559,425      1,321,600     58,277,115
  Treasury stock purchases...........................................    (36,162,611)   (13,473,500)      --
  Principal payments on loans from related parties...................     (2,800,000)      --           (3,189,447)
  Principal payments on other loans..................................       --             (950,000)       (50,000)
                                                                       -------------  -------------  -------------
    Net cash provided by (used in) financing activities..............    (36,403,186)   (13,101,900)    55,037,668
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash and cash equivalents.................      6,759,926    (11,685,161)    51,980,119
Cash and cash equivalents, beginning of year.........................     66,427,369     78,112,530     26,132,411
                                                                       -------------  -------------  -------------
Cash and cash equivalents, end of year...............................  $  73,187,295  $  66,427,369  $  78,112,530
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental disclosure of cash flow information:
  Cash paid for interest.............................................  $     225,811  $     257,994  $     392,643
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
  Cash paid for income taxes.........................................  $  36,741,793  $  18,044,900  $  12,404,763
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
Supplemental schedule of noncash investing and financing
  transactions:
  Stock issued for warrants in cashless exercise.....................                                $   1,296,000
  Property and equipment acquired by assuming debt...................                                $   1,000,000

                 See notes to consolidated financial statements

                                 ANCHOR GAMING

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

    Anchor Gaming was formed July 28, 1993 and completed its initial public offering ("IPO") in February 1994. Simultaneous with the closing of the IPO, Anchor became the holding company of Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande") and D D Stud, Inc. ("DD Stud") (collectively the "Subsidiaries"), which were operated under different ownership structures controlled primarily by Stanley E. Fulton, the Chairman of the Board, Chief Executive Officer and principal stockholder of Anchor. Also at the time of the IPO, the Company acquired all of the beneficial ownership of Global Gaming Products, L.L.C. and certain related assets from Global Distributors, Inc. (the "Acquisition"), which were primarily involved in the distribution of the proprietary game Silver Strike. The accounts of the Subsidiaries are consolidated in the accompanying financial statements. All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. are included in the consolidated financial statements as an 80% consolidated subsidiary.

    On April 23, 1996, Anchor completed a secondary offering of 2.3 million shares of common stock at a price of $37 per share, with 1.55 million of these shares sold by the Company (the "Secondary Offering") and the remaining 750,000 shares were sold by selling stockholders. Net proceeds to the Company from the Secondary Offering were $53.9 million.

    On October 17, 1997, Anchor completed an offering of 1.8 million shares of common stock at a price of $91 per share, in which all of the shares were sold by selling stockholders. The Company did not receive any proceeds from the offering.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments purchased with maturities of three months or less at the date of acquisition.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's cash and cash equivalents, trade receivables, and trade payables approximates fair value because of the short maturities of these instruments. The Company estimates fair value of its long-term obligations based on quoted market prices or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair values of the obligations closely approximated the carrying values at June 30, 1998 and 1997.

INVESTMENTS IN DEBT SECURITIES

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards ("SFAS") No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. Management determines the appropriate classification of its investment securities at the time of purchase as either held-to-maturity, trading, or available for sale and re-evaluates such determination at each balance sheet date. The Company has classified its investment securities as of June 30, 1998 and 1997 as held-to-maturity. Held-to-

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) maturity securities are required to be carried at amortized cost. The securities classified as held-to-maturity consist of the following amortized costs at June 30:

                                                                     1998           1997
                                                                 -------------  -------------
Debt securities issued by the U.S. Treasury and other U.S.
  government agencies..........................................  $  55,604,000  $  52,734,000

    All of the Company's investment securities mature in three months or less from the date of purchase. The estimated fair value of the Company's portfolio of investment securities at June 30, 1998 and 1997 approximates amortized cost due to the short term nature of the portfolio.

ACCOUNTS RECEIVABLE

    Accounts receivable result from the sale of products and services to gaming properties primarily in the United States. The Company performs credit evaluations of its customers and does not require collateral. Management reviews customer balances for potential credit losses and maintains an allowance for amounts deemed uncollectible. The amounts reserved at June 30, 1998 and 1997 were $1,332,404 and $665,605, respectively.

INVENTORY

    Inventory consists of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $1,067,381 and $594,615 at June 30, 1998 and 1997, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Ordinary maintenance and repairs are charged to expense as incurred. Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service are depreciated over their estimated useful lives or amortized over their lease terms using either straight-line or accelerated methods. Estimated useful lives for furniture and equipment are 3 to 7 years, for leasehold improvements are 4 1/2 years to 31 1/2 years and for buildings and improvements are 30 years. Property and equipment is evaluated for recoverability under the requirements of SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" whenever impairment indicators are present.

INTANGIBLE ASSETS

    Intangible assets include goodwill associated with the Acquisition, which is amortized on a straight-line basis over 10 years, and goodwill associated with the purchase of assets of an engineering company which is amortized on a straight-line basis over 3 years. Intangible assets also include amounts paid to acquire leases for route locations and casino property, amounts to acquire route participation agreements, costs of patents issued, and organization costs. These amounts are amortized on a straight-line basis over the lives of the leases or agreements ranging from 1 to 15 years. Intangible assets are evaluated for recoverability under the requirements of SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" whenever impairment indicators are present.

OTHER CURRENT LIABILITIES

    Included in other current liabilities are $3,519,000 and $333,000 in employee royalties payable at June 30, 1998 and 1997, respectively.

REVENUE RECOGNITION

    In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payments to customers. Proprietary games revenue is derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements.

    Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers. The estimated departmental costs of providing such goods and services as included in casino expense are $1,712,219, $1,365,897, and $1,162,495 for the fiscal years ended June 30, 1998, 1997, and
1996, respectively.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are expensed as incurred and are included in selling, general, and administrative costs. Research and development costs of $1,922,000, $2,023,000 and $608,000 were expensed for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

RECLASSIFICATIONS

    Certain amounts in the June 30, 1997 balance sheet have been reclassified to be consistent with the balance sheet presentation used at June 30, 1998.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management believes that this standard could have a material effect on the Company's consolidated financial statements depending on the status of the Company's current and future expansion projects at the time this standard is adopted.

    SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management does not believe this new standard will have a material impact on the Company's consolidated financial statements.

    SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" was issued in June 1997. This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes the segment information required to be disclosed under SFAS No. 131 will be more comprehensive than previously provided, including expanded disclosure of income statement and balance sheet items for each of its reportable segments under SFAS No. 131.

3. NOTES RECEIVABLE

    Notes receivable include notes due from various slot route location owners with interest rates ranging from 8% to 12% to be paid over periods ranging from 3 months to 20 years. At June 30, 1997, notes receivable also include notes due from an unaffiliated gaming company and its stockholders for business development, which accrue interest at the prime rate. These notes were extinguished during the year ended June 30, 1998. Notes receivable consist of the following at June 30:

                                                                        1998          1997
                                                                    ------------  ------------
Loans to unaffiliated gaming companies............................  $    --       $    610,905
Location loans for operating rights...............................     2,570,848       700,435
Loans to employees................................................       --          1,200,000
                                                                    ------------  ------------
                                                                       2,570,848     2,511,340
Less allowance for doubtful accounts..............................       329,163       922,562
                                                                    ------------  ------------
                                                                       2,241,685     1,588,778
Less current portion:
Location loans for operating rights...............................         6,829        45,619
                                                                    ------------  ------------
Long-term notes receivable, net...................................  $  2,234,856  $  1,543,159
                                                                    ------------  ------------
                                                                    ------------  ------------

    Loans to employees at June 30, 1997 consist of a $1.2 million line of credit arrangement with an entity controlled by an employee of the Company. Loans outstanding under the line of credit bear interest at prime rate plus 1%. These loans were paid in full during the year ended June 30, 1998.

4. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at June 30:

                                                                    1998            1997
                                                               --------------  --------------
Land and improvements........................................  $   17,576,170  $   15,316,178
Buildings and improvements...................................      13,326,479      13,023,440
Gaming equipment.............................................      80,362,267      61,641,351
Furniture, fixtures and equipment............................       6,905,138       5,144,212
Leasehold improvements.......................................       6,282,043       6,143,415
Construction in progress.....................................        --             1,496,089
                                                               --------------  --------------
                                                                  124,452,097     102,764,685
Less accumulated depreciation................................      29,660,908      17,731,249
                                                               --------------  --------------
    Total....................................................  $   94,791,189  $   85,033,436
                                                               --------------  --------------
                                                               --------------  --------------

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

5. INTANGIBLE ASSETS

    Intangible assets consist of the following at June 30:

                                                                        1998          1997
                                                                    ------------  ------------
Lease acquisition costs...........................................  $  2,408,951  $  2,312,951
Goodwill..........................................................     2,911,253     1,134,865
Patents...........................................................        98,595        98,595
Organization costs and other......................................       221,310       221,310
                                                                    ------------  ------------
                                                                       5,640,109     3,767,721
Less accumulated amortization.....................................     2,106,061     1,639,415
                                                                    ------------  ------------
    Total.........................................................  $  3,534,048  $  2,128,306
                                                                    ------------  ------------
                                                                    ------------  ------------

    During the year ended June 30, 1998, the Company purchased the assets of an engineering company, owned by an employee of the Company, that had previously been developing products for the exclusive use of the Company in its proprietary games operations. The total purchase price of $2,041,000 exceeded the fair value of the identifiable assets by $1,776,000. The excess purchase price is recorded as goodwill and is being amortized over three years on a straight-line basis.

6. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these affiliates. Investments in unconsolidated affiliates consist primarily of a 50% interest in a joint venture (the "Joint Venture") with International Game Technology ("IGT"). The primary business of the Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Joint Venture are included in revenue from proprietary games operations.

    The Joint Venture operates on a September 30 year-end and began operations during the quarter ended March 31, 1997. Summarized results of operations of the Joint Venture for the year ended June 30, 1998 and the period from inception through June 30, 1997 are as follows:

                                                                     1998           1997
                                                                --------------  -------------
Revenues......................................................  $  212,237,000  $  21,532,000
Expenses......................................................      99,572,000     12,465,000
Operating income..............................................     112,665,000      9,067,000
Net income....................................................     113,323,000      9,109,000

    Summarized balance sheet information of the Joint Venture as of June 30 is as follows:

                                                                     1998           1997
                                                                 -------------  -------------
Current assets.................................................  $  66,665,000  $  22,115,000
Property and other long-term assets, net.......................     84,282,000     16,001,000
Current liabilities............................................     16,640,000     15,097,000
Long-term debt and other liabilities...........................     67,519,000      7,967,000
Equity.........................................................     66,788,000     15,052,000

    The Joint Venture is subject to various risks and uncertainties including, but not limited to, gaming regulatory requirements. The Company's Annual Report on Form 10-K includes a comprehensive set of the Company's risk factors, including those related to the Joint Venture. The Joint Venture's operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and Canada. The Company's, IGT's and the Joint Venture's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

7. NOTES PAYABLE PRINCIPAL STOCKHOLDER

    Notes payable to the principal stockholder of $2,800,000 at June 30, 1997 consist of unsecured notes payable bearing interest at 8% that were due July 1, 1998. The notes were paid in full during the year ended June 30, 1998. Notes payable to the principal stockholder resulted in interest expense of $223,693, $223,693, and $289,373 for the years ended June 30, 1998, 1997, and 1996, respectively, and accrued interest payable of $18,400 at June 30, 1997.

8. OTHER DEBT

    In April 1997, the Company entered into a $10 million unsecured revolving bank line of credit (the "Bank Revolver") expiring November 30, 1998. The Bank Revolver bears interest at the prime rate, or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. Financial covenants include maintenance of minimum cash and cash equivalent balances, tangible net worth, annual EBITDA, and maximum funded debt to EBITDA ratio. The covenants also restrict payment of cash dividends. The Company has remained in compliance with the covenants throughout the term of the credit facility. As of June 30, 1998, the Company had not borrowed under the Bank Revolver.

9. EARNINGS PER SHARE

    During the year ended June 30, 1998, the Company adopted SFAS No. 128 "Earnings per Share." This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share (EPS) for the years ended June 30 is as follows:

                                           1998                                  1997                          1996
                           ------------------------------------  ------------------------------------  ---------------------
                                                    PER-SHARE                             PER-SHARE
                             INCOME     SHARES       AMOUNT        INCOME     SHARES       AMOUNT        INCOME     SHARES
                           ----------  ---------  -------------  ----------  ---------  -------------  ----------  ---------
Basic EPS:
  Net income.............  $68,399,897 12,750,622   $    5.36    $35,676,428 13,321,282   $    2.68    $22,335,044 11,819,593
Effect of Dilutive
  Securities:
  Options................      --        409,902        ( .16)       --        220,233        ( .05)       --        218,751
                           ----------  ---------        -----    ----------  ---------        -----    ----------  ---------
Diluted EPS:
  Net Income.............  $68,399,897 13,160,524   $    5.20    $35,676,428 13,541,515   $    2.63    $22,335,044 12,038,344
                           ----------  ---------        -----    ----------  ---------        -----    ----------  ---------
                           ----------  ---------        -----    ----------  ---------        -----    ----------  ---------


                             PER-SHARE
                              AMOUNT
                           -------------
Basic EPS:
  Net income.............    $    1.89
Effect of Dilutive
  Securities:
  Options................        ( .03)
                                 -----
Diluted EPS:
  Net Income.............    $    1.86
                                 -----
                                 -----

10. OPTIONS AND WARRANTS

    As of June 30, 1998, 1,085,000 shares of common stock were reserved for issuance upon exercise of employee and director stock options under an employee stock option plan. Employee and director options to purchase 1,054,500 shares at the fair market values at the grant dates have been granted as of June 30, 1998. As of June 30, 1998, options to purchase 541,275 shares had been exercised. Of the 1,054,500 options, 100,000 vest in equal quarterly increments over two years, 93,000 vest in equal annual increments over five years, 50,000 vest in a single installment six months after issuance, 20,000 vest in decreasing annual increments over five years, 250,000 vest in varying increments and periods over five years, 8,000 vest at the end of three years, 25,000 vest in equal annual installments over ten years, 99,000 vest in three equal installments over five years and the remainder vest in equal quarterly increments over five years.

    An additional 40,000 shares are reserved for issuance upon exercise of vested options at the IPO price that were granted to a relative of certain minority stockholders (none of which were exercised at June 30, 1998), and 250,000 shares are reserved for issuance upon exercise of vested warrants granted to the managing underwriters of the IPO (and their designees) exercisable at 120% of the IPO price, all of which were exercised at June 30, 1998.

    Options to purchase an additional 600,000 shares were granted at the fair market value at the grant date to certain employees outside of the employee stock option plan. These options vest in varying increments over periods from nine months to eight years.

    Summarized information for all options is as follows for the years ended June 30:

                                                 1998                        1997                        1996
                                      --------------------------  --------------------------  --------------------------
                                                    WEIGHTED                    WEIGHTED                    WEIGHTED
                                                     AVERAGE                     AVERAGE                     AVERAGE
                                       OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                      ---------  ---------------  ---------  ---------------  ---------  ---------------
Outstanding, beginning of the
  year..............................  1,133,025     $   24.98       670,700     $   17.79       820,300     $   12.95
  Granted...........................    124,000         56.03       600,000         31.88       288,000         25.07
  Exercised.........................   (178,800)        14.31      (105,425)        12.54      (418,600)        13.57
  Canceled..........................    (17,300)        31.57       (32,250)        44.44       (19,000)        12.00
                                      ---------        ------     ---------        ------     ---------        ------
Outstanding, end of the year........  1,060,925     $   30.30     1,133,025     $   24.98       670,700     $   17.79
                                      ---------        ------     ---------        ------     ---------        ------
                                      ---------        ------     ---------        ------     ---------        ------
Exercisable at end of the year......    271,675     $   21.51       245,475     $   16.11       148,050     $   12.31
                                      ---------        ------     ---------        ------     ---------        ------
                                      ---------        ------     ---------        ------     ---------        ------
Options available for grant.........     82,800                     189,500                     107,250
                                      ---------                   ---------                   ---------
                                      ---------                   ---------                   ---------

    The following table summarizes information about the options outstanding at June 30, 1998:

                                      OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                        -----------------------------------------------  ----------------------------
                          NUMBER                            WEIGHTED        NUMBER        WEIGHTED
                        OUTSTANDING   WEIGHTED AVERAGE       AVERAGE      EXERCISABLE      AVERAGE
   RANGE OF EXERCISE    AT JUNE 30,       REMAINING         EXERCISE      AT JUNE 30,     EXERCISE
              PRICES       1998       CONTRACTUAL LIFE        PRICE          1998           PRICE
----------------------  -----------  -------------------  -------------  -------------  -------------
  $   12.00 - $13.50       124,625              5.6         $   12.21          85,875     $   12.22
      14.75 -  21.75       211,800              7.0             21.69         110,800         21.70
      31.88 -  46.88       608,000              8.7             32.07          75,000         31.88
      55.75 -  72.88       116,500              9.5             56.04         --             --
                                                 --
                        -----------                            ------    -------------       ------
                         1,060,925              8.1         $   30.30         271,675     $   21.51
                                                 --
                                                 --
                        -----------                            ------    -------------       ------
                        -----------                            ------    -------------       ------

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

    During the fiscal year ended June 30, 1998, the board of directors of Anchor authorized the Company to enter into a Stockholder Rights Plan (the "Rights Plan") providing that one right (a "Right") will be attached to each share of Common Stock as of a record date to be determined by the board of directors of Anchor (the "Record Date"). In connection with the authorization of the Rights Plan, the board of directors of the Company has authorized the designation of 50,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock with a par value of $20.00 per share. Each Right under the Rights Plan will entitle the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred stock at a purchase price of $400 per Unit, subject to adjustment. The Rights convert in certain circumstances into a right to purchase common stock or securities of a successor entity. The Rights Plan is filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K.

    The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB No. 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan or other stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS No. 123, the Company's net income per common and common equivalent share would have decreased to the pro forma amounts indicated below for the years ended June 30:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------
Net income--as reported.........................  $  68,399,897  $  35,676,428  $  22,335,044
Net income--pro forma...........................     66,946,613     34,940,303     21,758,657
Basic earnings per share--as reported...........  $        5.36  $        2.68  $        1.89
Basic earnings per share--pro forma.............           5.25           2.62           1.84
Diluted earnings per share--as reported.........           5.20           2.63           1.86
Diluted earnings per share--pro forma...........           5.09           2.58           1.81

    The fair value of each option granted in fiscal years 1998, 1997 and 1996 was estimated using the following assumptions for the Black-Scholes option pricing model: (i) no dividends; (ii) expected volatility of 60% for 1998 and 50% for 1997 and 1996; (iii) risk free interest rates averaging 6% for all years; and (iv) an expected average life of 4.6 years for 1998, 3.6 years for 1997 and 3.2 years for 1996. The weighted average fair value of the options granted in 1998, 1997 and 1996 were $30.00, $9.82 and $9.03, respectively.
Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

11. OTHER RELATED PARTY TRANSACTIONS

    The principal stockholder of the Company owned 100% of the common stock of an Anchor Gaming slot route location. On January 31, 1996, the principal stockholder sold the location to an unaffiliated third party. For providing the gaming machines and slot route services, the Company received a percentage of the net win of the location similar to other route locations. The Company held a note receivable from the slot route operation in the amount of $284,704 at January 31, 1996 of which $257,562 was assumed by the new owner. The remaining balance of the loan due from the principal stockholder at June 30, 1996 of $27,142 was paid in full on July 11, 1996. The slot route operation, under the ownership of the principal stockholder, accounted for $180,822 of gaming revenue and $145,684 of route costs during the year ended June 30, 1996.

    In August 1996, the Company made certain payments to an entity controlled by an employee of the Company. These funds were used to repay a debt of $500,000 owed by the employee and his affiliate to the principal stockholder of the Company.

12. INCOME TAXES

    The provision for income taxes for the years ended June 30, 1998, 1997 and 1996 are as follows:

                                                      1998           1997           1996
                                                  -------------  -------------  -------------
Currently payable per tax return:
  Federal.......................................  $  47,257,634  $  20,066,284  $  11,750,029
  State.........................................      4,168,430      1,369,887        846,278
                                                  -------------  -------------  -------------
                                                     51,426,064     21,436,171     12,596,307
                                                  -------------  -------------  -------------
Deferred:
  Federal.......................................     (9,510,554)      (399,219)       579,569
  State.........................................       (875,572)       (36,250)        11,683
                                                  -------------  -------------  -------------
                                                    (10,386,126)      (435,469)       591,252
                                                  -------------  -------------  -------------
    Total.......................................  $  41,039,938  $  21,000,702  $  13,187,559
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    The historical provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                           1998                      1997                      1996
                                                 ------------------------  ------------------------  ------------------------
Statutory U.S. tax rate........................  $  38,303,942       35.0% $  19,836,995       35.0% $  12,432,911       35.0%
Increase in tax resulting from:
  State income taxes, net of federal tax
    effect.....................................      2,140,358        2.0        866,864        1.5        557,674        1.6
  Other, net...................................        595,638         .5        296,843         .6        196,974         .5
                                                 -------------        ---  -------------        ---  -------------        ---
Actual provision for income taxes..............  $  41,039,938       37.5% $  21,000,702       37.1% $  13,187,559       37.1%
                                                 -------------        ---  -------------        ---  -------------        ---
                                                 -------------        ---  -------------        ---  -------------        ---

    SFAS No. 109 "Accounting for Income Taxes" requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income taxes included in other current assets, deposits and other, and other long-term liabilities on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax items comprising the Company's net deferred tax asset as of June 30, 1998 and 1997 are as follows:

                                                                       1998           1997
                                                                   -------------  ------------
Deferred tax assets:
  Receivable reserve.............................................  $   1,048,000  $    617,000
  Pre-opening expenditures.......................................         33,000        86,000
  Expenses not currently deductible..............................     10,832,000       417,000
                                                                   -------------  ------------
                                                                      11,913,000     1,120,000
Deferred tax liabilities:
  Difference between book and tax basis of property..............     (1,283,000)     (876,000)
                                                                   -------------  ------------
Net deferred tax asset...........................................  $  10,630,000  $    244,000
                                                                   -------------  ------------
                                                                   -------------  ------------

13. COMMITMENTS AND CONTINGENCIES

NON-CANCELABLE OPERATING LEASES:

    The Company leases parking lot space, office space, casino space, and slot route locations under non-cancelable operating leases. The original terms of the leases range from 3 to 15 years with various renewal options from 1 to 15 years.

    The casino space lease has contingent rentals based on gaming revenues of the casino occupying the space. The lease provides for a monthly payment of the greater of a base amount of $12,000 or 5% of adjusted gross gaming revenue, with a payment ceiling of $400,000 per year. Contingent rentals paid above base amounts were $256,000, $254,472 and $184,312 for the years ended June 30, 1998, 1997, and 1996, respectively.

    Future minimum rentals under non-cancelable operating leases at June 30, 1998 are:

Year ending June 30,
  1999........................................................  $11,732,000
  2000........................................................    9,125,000
  2001........................................................    8,973,000
  2002........................................................    8,923,000
  2003........................................................    8,923,000
  Thereafter..................................................   55,184,000
                                                                -----------
                                                                $102,860,000
                                                                -----------
                                                                -----------

    Operating lease rental expense was $11,878,000, $10,940,000, and $9,539,000 for the fiscal years ended June 30, 1998, 1997, and 1996, respectively.

    Included in deposits at June 30, 1998 and 1997 is a space lease deposit of $3,300,000, which is held by the lessor of several slot route locations pursuant to an agreement that provides that the deposit, or any portion thereof, may, at the option of the Company, be applied against rents owing during the last two years of the lease agreement. Also included in deposits are payments totaling $10,750,000 to this lessor to extend the lease term for these locations through the year 2010. The lease extension payments are amortized to rent expense on a straight-line basis over the remaining term of the lease. The Company's slot route operations at locations leased from this lessor accounted for more than 10% of the Company's total revenues for the years ended June 30, 1997 and 1996.

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

ENVIRONMENTAL MATTERS

    The Colorado Central Station Casino is located in an area that has been designated by the Environmental Protection Agency ("EPA") as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site (the "Site") as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Site for remediation and response costs associated with their properties and with the entire Site. The Colorado Central Station Casino is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the Site indicate that several contaminants exist in concentrations exceeding drinking water standards. Records relating to historical uses of the Site are uncertain as to whether mining actually occurred below the Company's property. Records do indicate that an ore loading dock for a railroad depot was once located on an adjacent property, and railroad tracks were present on the Company's property. Management is not aware of any environmental issues associated with these activities. The Company applied the guidance in Statement of Position 96-1 "Environmental Remediation Liabilities" and determined that a liability has not been incurred as the criteria of this standard have not been met.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with six executives and top management personnel. The agreements vary in starting date and are for periods ranging from two to five years. Agreements with aggregate annual salaries of $1,315,000 are terminable at the Company's option with 90 days to one year severance pay.

LITIGATION

    Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the lawsuits. The lawsuits have all been consolidated in Nevada, both in federal and state court. The consolidated federal action is captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), and the consolidated state action is captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The consolidated state court action has been stayed by order of the court.

PURCHASE COMMITMENTS

    At June 30, 1998, the Company had entered into various purchase agreements to purchase gaming equipment for approximately $2,734,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference to the Company's proxy statement for the November 23, 1998 Annual Meeting of Stockholders under the caption "Management-Directors and Executive Officers."

ITEM 11. EXECUTIVE COMPENSATION.

    Incorporated herein by reference to the Company's proxy statement for the November 23, 1998 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information", provided that the Performance Graph and the Compensation Committee Report on Executive Compensation are expressly not incorporated herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to the Company's proxy statement for the November 23, 1998 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference to the Company's proxy statement for the November 23, 1998 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)The following documents are filed as part of this Report:

      Consolidated Balance Sheets as of June 30, 1998 and 1997

      Consolidated Statements of Income for the fiscal years ended June 30, 1998, 1997, and 1996

      Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1998, 1997, and 1996

      Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1997, and 1996

      Notes to Consolidated Financial Statements

      Independent Auditors' Report

(a)(2)The following accountants' reports and financial schedules for fiscal years ending June 30, 1998, 1997, and 1996 are submitted herewith:

      Schedule II-Valuation and Qualifying Accounts

      All other schedules are omitted as the required information is inapplicable

(a)(3)Management Contract or Compensatory Plan

      See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits
      10.10 through 10.28, 10.32 through 10.36 and 10.38 through 10.40.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1998

(c)  Exhibits

     See Index to Exhibits.

(d)  Financial Statement Schedule filed in Part IV of this report is as follows:

     SCHEDULES:

     II--Valuation and Qualifying Accounts--Years Ended June 30, 1998, 1997, and 1996.

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

Date: September 22, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ STANLEY E. FULTON
------------------------------  Director                    September 22, 1998
      Stanley E. Fulton

     /s/ STUART D. BEATH
------------------------------  Director                    September 22, 1998
       Stuart D. Beath

    /s/ ELIZABETH F. JONES
------------------------------  Director                    September 22, 1998
      Elizabeth F. Jones

    /s/ GLEN J. HETTINGER
------------------------------  Director                    September 22, 1998
      Glen J. Hettinger

    /s/ MICHAEL B. FULTON
------------------------------  Director                    September 22, 1998
      Michael B. Fulton

    /s/ MICHAEL D. RUMBOLZ
------------------------------  Director                    September 22, 1998
      Michael D. Rumbolz

                               INDEX TO EXHIBITS

EXHIBITS
      2.1    Reorganization Agreement (the "Reorganization Agreement") among Anchor Gaming, Anchor Coin, D D Stud,
               Inc., C. G. Investments, Inc., Colorado Grande Enterprises, Inc., New AC, New DD, New CG, and certain stockholders of such corporations. (Incorporated by reference to Exhibit 2.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-71870)).
      2.2    Amendment No. 1 to the Reorganization Agreement, dated as of January 25, 1993. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
      2.3    Purchase Agreement (Global Gaming Products, L.L.C.) between Stanley E. Fulton, William Randall Adams,
               Global Products, Inc., Michael S. Stone, Thomas J. Matthews, James R. Purdy, and Anchor Gaming, dated as of December 22, 1993. (Incorporated by reference to Exhibit 2.3 to the Company's Registration
               Statement on Form S-1 (Registration No. 33-71870)).
      2.4    Purchase Agreement (Global Gaming Distributors, Inc.) between Global Gaming Distributors, Michael S.
               Stone, Thomas J. Matthews, James R. Purdy, and Anchor Gaming, dated as of December 22, 1993.
               (Incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-1
               (Registration No. 33-71870)).
      3.1    Restated Articles of Incorporation of Anchor Gaming. (Incorporated by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
      3.2    Restated Bylaws of Anchor Gaming. (Incorporated by reference to Exhibit 3.2 to the Company's Registration
               Statement on Form S-1 (Registration No. 33-71870)).
      4.1    Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-71870)).
      4.2*   Rights Agreement between the Company and the Rights Agent.
      4.3*   Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock.
      9.1    Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton. (Incorporated by reference to
               Exhibit 9.1 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
      9.2    Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton. (Incorporated by reference to
               Exhibit 9.2 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
      9.3    Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton. (Incorporated by reference to
               Exhibit 9.3 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
      9.4    Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.4 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124))
      9.5    Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.5 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
      9.6    Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.6 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
      9.7    Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton (Incorporated by reference to
               Exhibit 9.7 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

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

     10.15   Employment Agreement between Anchor Gaming and Nick E. Greenwood. (Incorporated by reference to Exhibit
               10.15 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.16   Employment Agreement between Anchor Gaming and William Randall Adams. (Incorporated by reference to
               Exhibit 10.16 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.17   Employment Agreement between Anchor Gaming and Salvatore T. DiMascio. (Incorporated by reference to
               Exhibit 10.17 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.18   Option Agreement between Michael S. Stone and Anchor Gaming. (Incorporated by reference to Exhibit 10.18 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.19   Option Agreement between Thomas J. Matthews and Anchor Gaming. (Incorporated by reference to Exhibit
               10.19 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.20   Option Agreement between Joseph Murphy and Anchor Gaming. (Incorporated by reference to Exhibit 10.20 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.21   Option Agreement between William Randall Adams and Anchor Gaming. (Incorporated by reference to Exhibit
               10.21 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.22   Option Agreement between Nick E. Greenwood and Anchor Gaming. (Incorporated by reference to Exhibit 10.22 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.23   Option Agreement between James R. Purdy and Anchor Gaming. (Incorporated by reference to Exhibit 10.23 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.24   Option Agreement between Salvatore T. DiMascio and Anchor Gaming. (Incorporated by reference to Exhibit
               10.24 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.25   Option Agreement between Anchor Gaming and Geoffrey A. Sage. (Incorporated by reference to Exhibit 10.25 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.26   Option Agreement between the Company and Stuart D. Beath. (Incorporated by reference to Exhibit 10.26 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.27   Option Agreement between the Company and Garret A. Scholz. (Incorporated by reference to Exhibit 10.27 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.28   Form of Stock Option Agreement between the Company and Glen J. Hettinger (Incorporated by reference to
               Exhibit 10.28 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
     10.29   Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by
               reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on Form 10-K (File No.
               0-23124)).
     10.30*  Indemnification Agreement between the Company and Glen J. Hettinger
     10.31   Tax Indemnification Agreement between Stanley E. Fulton, Anchor Gaming and its subsidiaries.
               (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on Form 10-K
               (File No. 0-23124)).

     10.32   Option Agreement between the Company and Elizabeth Fulton. (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.33   Option Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
     10.34   Employment Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit
               10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
     10.35   Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the
               Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
     10.36   Addendum Agreement to amend the Employment and Stock Option Agreements between the Company and Salvatore
               T. DiMascio (Incorporated by reference to Exhibit 10.34 to the Company's June 30, 1996 Annual Report on
               Form 10-K (File No. 0-23124)).
     10.37   Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d.b.a. of Anchor
               Coin, a Nevada corporation and Subsidiary of the Company, and IGT. (Incorporated by reference to
               Exhibit 10.28 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
     10.38   Stock Option Agreement of William Adams dated April 2, 1997 (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).
     10.39   Stock Option Agreement of Thomas J. Matthews dated April 2, 1997 (Incorporated by reference to Exhibit
               4.2 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).
     10.40   Stock Option Agreement of Joseph Murphy dated April 2, 1997 (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).
     21.1*   List of Subsidiary Corporations.
     27.1*   Financial Data Schedule

------------------------

*   Filed herewith

                                 ANCHOR GAMING

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                        ADDITIONS
                                                           BALANCE AT   CHARGED TO
                                                          BEGINNING OF   COST AND      OTHER      BALANCE AT
DESCRIPTION                                                   YEAR       EXPENSES   ADJUSTMENTS  END OF YEAR
--------------------------------------------------------  ------------  ----------  -----------  ------------
Year ended June 30, 1996:
Allowance for doubtful accounts (deducted from accounts
  receivable)...........................................  $     80,821  $  198,000   $  --       $    278,821
Allowance for doubtful accounts (deducted from notes
  receivable)...........................................       842,147      99,022(3)    (20,000)(1)      915,369
                                                                                        (5,800)(2)
                                                          ------------  ----------  -----------  ------------
                                                          $    922,968  $  297,022   $ (25,800)  $  1,194,190
                                                          ------------  ----------  -----------  ------------
                                                          ------------  ----------  -----------  ------------
Year ended June 30, 1997:
Allowance for doubtful accounts (deducted from accounts
  receivable)...........................................  $    278,821  $  437,784   $ (51,000)(2) $    665,605
Allowance for doubtful accounts (deducted from notes
  receivable)...........................................       915,369      21,883(3)    (14,690)(2)      922,562
                                                          ------------  ----------  -----------  ------------
                                                          $  1,194,190  $  459,667   $ (65,690)  $  1,588,167
                                                          ------------  ----------  -----------  ------------
                                                          ------------  ----------  -----------  ------------
Year Ended June 30, 1998:
Allowance for doubtful accounts (deducted from accounts
  receivable)...........................................  $    665,605  $  812,544   $(145,745)(2) $  1,332,404
Allowance for doubtful accounts (deducted from notes
  receivable)...........................................       922,562      32,798     (15,292)(2)      329,163
                                                                                      (610,905)(1)
                                                          ------------  ----------  -----------  ------------
                                                          $  1,588,167  $  845,342   $(771,942)  $  1,661,567
                                                          ------------  ----------  -----------  ------------
                                                          ------------  ----------  -----------  ------------

------------------------

(1) Amounts deemed to be uncollectible

(2) Amounts recovered

(3) Primarily charged to development costs included in selling, general, and administrative expenses