Form 10-Q
period 1998-09-30
ANCHOR GAMING
filed 1998-11-13
CIK 914923

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

 FORM 10-Q
(Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998

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
Yes    X      No
    -------      -------

Shares outstanding of each of the registrant's classes of common stock as of November 13, 1998:

          Class                           Outstanding as of November 13, 1998
          -----                           -----------------------------------
Common stock, $.01 par value                         12,061,732

                                   ANCHOR GAMING

                                     FORM 10-Q
                          QUARTER ENDED SEPTEMBER 30, 1998

                                       INDEX

                                                                     Page No.
                                                                     --------
Part I.   Financial Information

 Item 1.  Consolidated Condensed Financial Statements

          Consolidated Condensed Balance Sheets at
          September 30, 1998 and June 30, 1998 (unaudited)                3

          Consolidated Condensed Statements of
          Income for the three months ended
          September 30, 1998 and 1997 (unaudited)                         4

          Consolidated Condensed Statements of Cash
          Flows for the three months ended September 30,
          1998 and 1997 (unaudited)                                       5

          Notes to Consolidated Condensed Financial Statements
          (unaudited)                                                     6

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

Part II.  Other Information

 Item 1.  Legal Proceedings

 Item 6.  Exhibits and Reports on Form 8-K                               14

Signatures                                                               15

PART I.   FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

ANCHOR GAMING
CONSOLIDATED CONDENSED                                                 SEPTEMBER 30,        JUNE 30,
BALANCE SHEETS  (UNAUDITED)                                                1998               1998
---------------------------------------------------------------------------------------------------------
                                               ASSETS
Current assets:
   Cash and cash equivalents                                           $  80,611,343     $  73,187,295
   Accounts receivable, net                                                8,581,591         8,977,254
   Inventory                                                               3,430,115         3,869,496
   Prepaid expenses                                                        1,631,740         1,951,947
   Other current assets                                                      696,683            53,688
                                                                       -------------     -------------
      Total current assets                                                94,951,472        88,039,680
Property and equipment, net                                               96,619,407        94,791,189
Long-term notes receivable, net                                            2,394,332         2,234,856
Intangible assets, net                                                     2,870,472         3,534,048
Investments in unconsolidated affiliates                                  31,709,486        32,638,738
Deposits and other                                                        23,397,461        23,895,032
                                                                       -------------     -------------
      Total assets                                                     $ 251,942,630     $ 245,133,543
                                                                       -------------     -------------
                                                                       -------------     -------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   5,404,328      $  5,994,029
   Accrued salaries, wages and vacation pay                                3,810,228         3,905,951
   Income tax payable                                                      9,013,344        12,469,108
   Other current liabilities                                              12,751,611        11,221,310
                                                                       -------------     -------------
      Total current liabilities                                           30,979,511        33,590,398
Minority interest in consolidated subsidiary                               1,196,823         1,061,470
                                                                       -------------     -------------
      Total liabilities and minority interest in
        consolidated subsidiary                                           32,176,334        34,651,868
                                                                       -------------     -------------
Commitments and contingencies                                                 -                 -

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
      0 shares issued and outstanding at September 30, 1998 and
      June 30, 1998                                                           -                 -
   Common stock, $.01 par value, 50,000,000 shares
      authorized, 13,768,675 issued and 12,423,532 outstanding
      at September 30, 1998, 13,758,375 issued and 12,593,232
      outstanding at June 30, 1998                                           137,687           137,584
   Additional paid-in capital                                            114,518,260       114,179,417
   Treasury stock at cost, 1,345,143 shares at September 30, 1998,
      1,165,143 shares at June 30, 1998                                  (62,834,165)      (52,731,940)
   Retained earnings                                                     167,944,514       148,896,614
                                                                       -------------     -------------
      Total stockholders' equity                                         219,766,296       210,481,675
                                                                       -------------     -------------
      Total liabilities and stockholders' equity                       $ 251,942,630     $ 245,133,543
                                                                       -------------     -------------
                                                                       -------------     -------------

               The accompanying notes are an integral part of these
                   consolidated condensed financial statements

ANCHOR GAMING                                                          THREE MONTHS ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED                                             --------------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                        1998                     1997
---------------------------------------------------------------------------------------------------------
Revenues:
   Proprietary games operations                                    $  33,071,334            $  24,967,818
   Casino operations                                                  22,098,239               20,046,846
   Route operations                                                    8,946,548                9,015,530
   Other operations                                                      486,594                  451,043
                                                                   -------------            -------------
        Total revenues                                                64,602,715               54,481,237
                                                                   -------------            -------------
Costs and expenses:
   Proprietary games operations                                        4,122,430                3,755,848
   Casino operations                                                  10,730,254                8,952,092
   Route operations                                                    5,888,979                5,388,044
   Other operations                                                      595,992                  604,699
   Selling, general and administrative                                 9,704,839                6,870,118
   Depreciation and amortization                                       3,890,839                2,860,772
                                                                   -------------            -------------
        Total costs and expenses                                      34,933,333               28,431,573
                                                                   -------------            -------------
Income from operations                                                29,669,382               26,049,664
                                                                   -------------            -------------
Other income (expense):
   Interest income                                                     1,065,194                  823,003
   Interest expense                                                        -                      (56,694)
   Other income                                                           83,631                  152,906
   Minority interest in earnings of consolidated
      subsidiary                                                        (219,171)                (182,055)
                                                                   -------------            -------------
        Total other income                                               929,654                  737,160
                                                                   -------------            -------------
Income before provision for income taxes                              30,599,036               26,786,824

Income tax provision                                                  11,551,136               10,045,059
                                                                   -------------            -------------
Net income                                                          $ 19,047,900             $ 16,741,765
                                                                   -------------            -------------
                                                                   -------------            -------------

Basic earnings per share                                                 $  1.52                 $   1.29
                                                                   -------------            -------------
                                                                   -------------            -------------
Weighted average shares outstanding                                   12,533,065               12,969,271
                                                                   -------------            -------------
                                                                   -------------            -------------

Diluted earnings per share                                              $   1.48                 $   1.25
                                                                   -------------            -------------
                                                                   -------------            -------------

Weighted average common and common equivalent
   shares outstanding                                                 12,874,052               13,386,141
                                                                   -------------            -------------
                                                                   -------------            -------------

               The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

ANCHOR GAMING                                                               THREE MONTHS ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED                                                   -------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                         1998                     1997
--------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                             $ 23,924,160             $ 20,513,115
                                                                      ------------             ------------
Cash flows from investing activities:
   Acquisition of property and equipment                                (5,719,057)              (7,692,190)
   Expenditures for intangible assets                                       -                       (80,614)
   Issuance of notes receivable                                           (842,449)                 (75,000)
   Principal reductions on notes receivable                                 40,019                   19,700
                                                                      ------------             ------------
      Net cash used in investing activities                             (6,521,487)              (7,828,104)
                                                                      ------------             ------------
Cash flows from financing activities:
   Net proceeds from sale of stock and warrants                            123,600                1,252,125
   Treasury stock purchases                                            (10,102,225)             (10,406,425)
                                                                      ------------             ------------
      Net cash used in financing activities                             (9,978,625)              (9,154,300)
                                                                      ------------             ------------
Net increase in cash and cash equivalents                                7,424,048                3,530,711

Cash and cash equivalents, beginning of period                          73,187,295               66,427,369
                                                                      ------------             ------------
Cash and cash equivalents, end of period                              $ 80,611,343             $ 69,958,080
                                                                      ------------             ------------
                                                                      ------------             ------------

Supplemental disclosure of cash flow information:
      Cash paid for interest                                          $    -                   $     56,694
                                                                      ------------             ------------
                                                                      ------------             ------------
      Cash paid for income taxes                                      $ 14,911,000             $  3,059,700
                                                                      ------------             ------------
                                                                      ------------             ------------

               The accompanying notes are an integral part of these
                    consolidated condensed financial statements

                                   ANCHOR GAMING
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated condensed financial statements include the accounts of Anchor Gaming and its subsidiaries ("the Company" or "Anchor"), Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande") and D D Stud, Inc. ("DD Stud"), which conduct gaming operations in Nevada, in Black Hawk and Cripple Creek, Colorado, and various other gaming jurisdictions (collectively the "Subsidiaries"). All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three month periods ended September 30, 1998 and 1997, and its financial position at September 30, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1998. The operating results and cash flows for the three months ended September 30, 1998 are not necessarily indicative of the results that will be achieved in future periods.

     INVENTORY

     Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $751,535 and $1,067,381 at September 30, 1998 and June 30, 1998, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

     OTHER CURRENT LIABILITIES

     Included in other current liabilities are $4,269,000 and $3,519,000 in employee royalties payable at September 30, 1998 and June 30, 1998.

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

     The Joint Venture operates on a September 30 year-end and began operations during the quarter ended March 31, 1997. For the three months ended September 30, 1998, operating revenues for the Joint Venture were $73,790,000, operating expenses were $36,450,000, operating income was $37,340,000 and net income was $37,740,000. For the three months ended September 30, 1997, revenues were $38,540,000, expenses were $16,950,000, operating income was $21,590,000 and net income was $21,230,000.

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

     RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements for the three months ended September 30, 1997 have been reclassified to be consistent with the presentation used for the three months ended September 30, 1998.

     EARNINGS PER SHARE

     During the year ended June 30, 1998, the Company adopted FASB Statement No. 128 "Earnings per Share." This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:

                                             Three Months Ended                           Three Months Ended
                                             September 30, 1998                           September 30, 1997
                                                                 Per Share                                   Per Share
                                     Income         Shares        Amount        Income          Shares        Amount
                                     ------         ------      ---------       ------          ------      ---------
 Basic EPS:
   Net Income                      $19,047,900     12,533,065     $ 1.52      $16,741,765      12,969,271     $ 1.29
 Effect of Dilutive
 Securities:
   Options                                            340,987      (0.04)                         416,870      (0.04)
                                   -----------    -----------     ------      -----------      ----------     ------
 Diluted EPS:
   Net Income                      $19,047,900     12,874,052     $ 1.48      $16,741,765      13,386,141     $ 1.25
                                   -----------    -----------     ------      -----------      ----------     ------
                                   -----------    -----------     ------      -----------      ----------     ------

2.   COMMITMENTS AND CONTINGENCIES

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

3.   SUBSEQUENT EVENTS

     In October 1998, the board of directors authorized a repurchase of up to 640,400 additional shares of Common Stock bringing the number of shares authorized for repurchase back up to 1.0 million shares at October 21, 1998. As of September 30, 1998, the Company had repurchased 1,154,000 shares of Common Stock at a cost of $59.7 million, 180,000 shares were repurchased during fiscal 1999 at a cost of $10.1 million, 638,000 shares were repurchased during fiscal 1998 at a cost of $36.1 million and 336,000 shares were repurchased during fiscal 1997 at a cost of $13.5 million. From October 1, 1998 through November 9, 1998 the Company repurchased an additional 362,000 shares for $18.4 million leaving a balance of 638,000 authorized shares remaining under the repurchase program.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: RISKS OF PROPRIETARY GAMES SUCH AS PRESSURE FROM COMPETITORS, CHANGES IN ECONOMIC CONDITIONS, OBSOLESCENCE, DECLINING POPULARITY, DUPLICATION BY THIRD PARTIES AND CHANGES IN INTEREST RATES AS THEY RELATE TO THE WIDE AREA PROGRESSIVE MACHINE OPERATIONS WITHIN THE COMPANY'S JOINT VENTURE WITH IGT; COMPETITION IN BLACK HAWK, COLORADO; DEPENDENCE ON SUPPLIERS; CHANGES IN GAMING REGULATIONS AND TAXES; DEPENDENCE UPON KEY PERSONNEL; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

     The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, gaming machine route operations, and other operations during the three months ended September 30, 1998 and 1997. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the growth in the Joint Venture, which began contributing revenue during the second half of fiscal 1997.

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                  ------------------
SOURCES OF REVENUES:                               1998         1997
                                                  -----        -----
Proprietary games operations....................   51.2%        45.8%
Casino operations...............................   34.2         36.8
Route operations................................   13.8         16.6
Other operations................................     .8           .8
                                                  -----        -----
     Total Revenues.............................  100.0%       100.0%
                                                  -----        -----
                                                  -----        -----

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES. Total revenues were $64.6 million for the three months ended September 30, 1998, an increase of $10.1 million or 18.5% from $54.5 million for the three months ended September 30, 1997.

     Revenues from proprietary games operations were $33.1 million for the three months ended September 30, 1998, an increase of $8.1 million or 32.4% from $25.0 million for the three months ended September 30, 1997. The increase is primarily due to increased equity earnings in the Joint
Venture, which, for accounting purposes, is recorded net of expense. At September 30, 1998 there were more than 6,000 games, primarily Wheel of Fortune-TM-, operating within the Joint Venture, compared to more than 3,000 games at September 30, 1997. This increase is also due to increased revenues from the Company's proprietary games CashBall-TM- and SafeBuster-TM-. These increases were offset to some extent by decreased revenues generated from the sale of tokens for the proprietary game Silver Strike-TM- and decreased revenues generated from the proprietary games Wheel of Gold-TM-, Clear Winner-TM- and Totem Pole-TM-. The Company expects the trend of decreased year over year revenue comparisons for these particular proprietary games to continue due to the market maturity of these proprietary games. These operations are influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, recent declines in interest rates had a negative effect on the earnings of the Joint Venture during the first quarter of fiscal 1999. Since jackpot expense is a function of the present value of future jackpot payments, future decreases in interest rates will increase future jackpot expense of the Joint Venture while future increases in interest rates will decrease future jackpot expense of the Joint Venture.

     Revenues from casino operations were $22.1 million for the three months ended September 30, 1998, an increase of $2.1 million or 10.5% from $20.0 million for the three months ended September 30, 1997. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenues at the Colorado Grande Casino. The competitive landscape began to change recently in the Black Hawk market, with a competitor of Anchor opening a new casino, as expected, on June 24, 1998, near the Colorado Central Station Casino. The Company expects the opening of another new casino by a competitor, also near the Colorado Central Station Casino, during December 1998 or January 1999. The Company is aware of other casino projects in various stages of planning in the Black Hawk market. The Company cannot predict the effect, if any, that the new or proposed casino openings will have on the Company's Colorado casino operations. The Company does expect that the increased competition could have a negative effect on revenues as well as on costs of casino operations such as promotions and costs related to maintaining and recruiting qualified employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and other months unaffected by inclement weather. The Company expects this trend to continue.

     Revenues from route operations were $8.9 million for the three months ended September 30, 1998, a decrease of $100,000 or 1.1% from $9.0 million for the three months ended September

30, 1997. Machines on route increased 44 machines or 5.4% to 860 machines at September 30, 1998 from 816 machines at September 30, 1997. Average machines on route during the first quarter of fiscal 1999 increased 42 average machines or 5.2% to 855 average machines from 813 average machines during the first quarter of fiscal 1998. The decrease in route revenue was due to a decrease in the average win per unit of machines on route resulting from increased competition due to expansion of grocery store chains and local casino operations. As a result of the increased competition, the trend of generally flat year over year route revenue comparisons is expected to continue. During the quarter, several recently publicized quality of life issues surrounding the route operations were settled in a manner acceptable to both Anchor and certain governmental entities. Prospectively, the slot route industry will alcove slot machines in grocery stores, provide better ventilation for cigarette smoke, enhance enforcement of the supervision over minors near slot areas, and provide greater awareness of facilities for the treatment of problem gambling. The Company cannot predict the effect, if any, that potential future efforts by governmental or other agencies to limit or curtail slot route operations in Nevada will have on the Company's route operations' revenues and profits.

     COSTS AND EXPENSES. Total costs and expenses were $34.9 million for the three months ended September 30, 1998, an increase of $6.5 million or 22.9% from $28.4 million for the three months ended September 30, 1997. Total costs and expenses as a percentage of total revenues increased to 54.1% during the first quarter of fiscal 1999 from 52.2% during the first quarter of fiscal 1998.

     Costs and expenses of proprietary games operations were $4.1 million for the three months ended September 30, 1998, an increase of $300,000 or 7.9% from $3.8 million for the three months ended September 30, 1997. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 12.5% during the first quarter of fiscal 1999 from 15.0% during the first quarter of fiscal 1998. The increase in proprietary games costs and expenses was primarily due to increased production and service payroll. The decrease in proprietary games costs as a percentage of revenue is primarily due to increased revenues from the Joint Venture with IGT, which, for accounting purposes, are recorded net of expenses. Developments in world silver markets during the past year have resulted in increased volatility in silver prices, which, if it persists, could affect the profitability of the Silver Strike-TM- game.

     Costs and expenses of casino operations were $10.7 million for the three months ended September 30, 1998, an increase of $1.7 million or 18.9% from $9.0 million for the three months ended September 30, 1997. Casino costs and expenses as a percentage of casino revenue increased to 48.6% during the first quarter of fiscal 1999 from 44.7% during the first quarter of fiscal year 1998. The increase in casino costs and expenses was primarily due to increased advertising and promotions and gaming taxes at the Company's Colorado Central Station Casino. Although the Company cannot predict the effect of the new and proposed casino openings in Black Hawk on the Colorado Central Station Casino's operations, management believes it is likely to increase both promotion and payroll cost in future periods.

     Costs and expenses of route operations were $5.9 million for the three months ended September 30, 1998, an increase of $500,000 or 9.3% from $5.4 million for the three months ended September 30, 1997. Costs and expenses of route operations as a percentage of route revenue increased to 65.8% during the first quarter of fiscal 1999 from 59.8% during the first quarter of fiscal year 1998. The increase in route costs and expenses was primarily due to increased location costs.

     Selling, general, and administrative ("SG&A") expenses were $9.7 million for the three months ended September 30, 1998, an increase of $2.8 million or 40.6% from $6.9 million for the three months ended September 30, 1997. SG&A expenses as a percentage of total revenue increased to 15.0% during the first quarter of fiscal 1999 compared to 12.6% during the first quarter of fiscal 1998. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $2.2 million. These increased expenses are primarily due to increased payroll and compensation costs, research and development costs, and valuation allowances. Holding company costs such as legal and corporate development also during the quarter. During the first quarter of fiscal 1999 the Company incurred approximately $379,000 of development costs related to the Canadian charity based casino initiative that was cancelled by the Ontario provincial government on June 26, 1998. The Company expects these costs to be less during the quarter ended December 31, 1998 and to be immaterial thereafter. The Company continues to pursue the collection of all amounts spent, as well as a portion of overhead costs, related to the cancelled Canadian charity based casino initiative. The Company cannot predict to what extent, if any, or when it may be successful in collecting these amounts.

     Depreciation and amortization expense was $3.9 million for the three months ended September 30, 1998, an increase of $1.0 million or 34.5% from $2.9 million for the three months ended September 30, 1997. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations due to the placement of additional proprietary gaming machines.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $29.7 million for the three months ended September 30, 1998, an increase of $3.7 million or 14.2% from $26.0 million for the three months ended September 30, 1997. As a percentage of total revenues, income from operations decreased to 45.9% during the first quarter of fiscal 1999 from 47.8% during the first quarter of fiscal 1998.

     INTEREST INCOME. Interest income was $1.1 million for the three months ended September 30, 1998, an increase of $300,000 or 37.5% from $800,000 for the three months ended September 30, 1997. The increase is due to increased interest earning investments during the first quarter of fiscal 1999.

     NET INCOME. As a result of the factors discussed above, net income was $19.0 million for the three months ended September 30, 1998, an increase of $2.3 million or 13.8% from $16.7 million for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Anchor's principal sources of liquidity have been cash flows from operations and the net proceeds from the secondary offering in April 1996 and the initial public offering in February 1994. Net proceeds to the Company from the secondary offering were $53.9 million, and net proceeds from the IPO were $34.1 million. In October 1997, the Company completed a stock offering on behalf of selling shareholders. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $23.9 million during the first quarter of fiscal 1999 and $20.5 million during the first quarter of fiscal 1998. At September 30, 1998, the Company had cash and cash equivalents of $80.6 million, working capital of $64.0 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

     In the first quarter of fiscal 1999, the Company spent $5.7 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

     In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of the Company's Common Stock, $.01 par value per share ("common stock"). In December 1997, the board of directors authorized a repurchase of up to 514,000 additional shares of Common Stock. In October 1998, the board of directors authorized a repurchase of up to 640,400 additional shares of Common Stock bringing the number of shares authorized for repurchase back up to 1.0 million shares at October 21, 1998. As of September 30, 1998, the Company had repurchased 1,154,000 shares of Common Stock at a cost of $59.7 million, 180,000 shares were repurchased during the first quarter of fiscal 1999 at a cost of $10.1 million, 638,000 shares were repurchased during fiscal 1998 at a cost of $36.1 million and 336,000 shares were repurchased during fiscal 1997 at a cost of $13.5 million. From October 1, 1998 through November 9, 1998 the Company repurchased an additional 362,000 shares for $18.4 million leaving a balance of 638,000 authorized shares remaining under the repurchase program.

     In April 1997, the Company entered into the Bank Revolver, which expires November 30, 1998. The Company expects to renew the Bank Revolver with terms substantially the same as the current agreement. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type.
The Company has remained in compliance with the covenants throughout the term of the credit facility. During the first quarter of fiscal 1999 the Company did not borrow under the Bank Revolver.

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

     All costs related to the Company's Year 2000 Problem are being expensed as incurred, while the cost of new hardware or software, is being capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. Specifically, as of September 30, 1998, the Company has spent less than $100,000 and anticipates spending less than $500,000 thereafter. These costs and estimated completion dates are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company does not have a contingency plan relative to the Year 2000 Problem, although it intends to develop one before June 30, 1999.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

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

 Item 6.  (d) Exhibits

           See index to exhibits

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                   ANCHOR GAMING
                                   (Registrant)


Date   November 13, 1998           /s/Stanley E. Fulton
     -------------------           -----------------------------
                                   Stanley E. Fulton
                                   Chairman and
                                    Chief Executive Officer



Date   November 13, 1998           /s/Geoffrey A. Sage
     -------------------           -----------------------------
                                   Geoffrey A. Sage
                                   Corporate Controller and
                                    Principal Accounting Officer

                                 INDEX TO EXHIBITS

EXHIBITS
--------
   2.1     Reorganization Agreement (the "Reorganization Agreement") among
           Anchor Gaming, Anchor Coin, D D Stud, Inc., C. G. Investments, Inc.,
           Colorado Grande Enterprises, Inc., New AC, New DD, New CG, and
           certain stockholders of such corporations. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on
           Form S-1 (Registration No. 33-71870)).
   2.2     Amendment No. 1 to the Reorganization Agreement, dated as of
           January 25, 1993. (Incorporated by reference to Exhibit 2.2 to the
           Company's Registration Statement on Form S-1 (Registration No.
           33-71870)).
   2.3     Purchase Agreement (Global Gaming Products, L.L.C.) between
           Stanley E. Fulton, William Randall Adams, Global Products, Inc.,
           Michael S. Stone, Thomas J. Matthews, James R. Purdy, and Anchor
           Gaming, dated as of December 22, 1993. (Incorporated by reference to
           Exhibit 2.3 to the Company's Registration Statement on Form S-1
           (Registration No. 33-71870)).
   2.4     Purchase Agreement (Global Gaming Distributors, Inc.) between Global
           Gaming Distributors, Michael S. Stone, Thomas J. Matthews, James R.
           Purdy, and Anchor Gaming, dated as of December 22, 1993.
           (Incorporated by reference to Exhibit 2.4 to the Company's
           Registration Statement on Form S-1 (Registration No. 33-71870)).
   3.1     Restated Articles of Incorporation of Anchor Gaming. (Incorporated
           by reference to Exhibit 3.1 to the Company's Registration Statement
           on Form S-1 (Registration No. 33-71870)).
   3.2     Restated Bylaws of Anchor Gaming. (Incorporated by reference to
           Exhibit 3.2 to the Company's Registration Statement on Form S-1
           (Registration No. 33-71870)).
   4.1     Specimen of Common Stock Certificate. (Incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form S-1
           (Registration No. 33-71870)).
   4.2     Rights Agreement between the Company and the Rights Agent
           (incorporated by reference to exhibit 4.2 to the Company's June 30,
           1998 Annual Report on Form 10-K (File No. 0-23124).
   4.3     Certificate of Designation, Preferences, and Rights of Series A
           Junior Participating Preferred Stock (incorporated by reference to exhibit 4.3 to the Company's June 30, 1998 Annual Report on Form
           10-K (File No. 0-23124).
   9.1     Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E.
           Fulton. (Incorporated by reference to Exhibit 9.1 to the Company's
           June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
   9.2     Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E.
           Fulton. (Incorporated by reference to Exhibit 9.2 to the Company's
           June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
   9.3     Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E.
           Fulton. (Incorporated by reference to Exhibit 9.3 to the Company's
           June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
   9.4     Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton
           (Incorporated by reference to Exhibit 9.4 to the Company's June 30,
           1996 Annual Report on Form 10-K (File No. 0-23124))
   9.5     Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E.
           Fulton (Incorporated by reference to Exhibit 9.5 to the Company's
           June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
   9.6     Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton
           (Incorporated by reference to Exhibit 9.6 to the Company's June 30,
           1996 Annual Report on Form 10-K (File No. 0-23124)).
   9.7     Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton
           (Incorporated by reference to Exhibit 9.7 to the Company's June 30,
           1996 Annual Report on Form 10-K (File No. 0-23124)).
   9.8     Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E.
           Fulton (Incorporated by reference to Exhibit 9.8 to the Company's
           June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
   9.9     Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E.
           Fulton (Incorporated by reference to Exhibit 9.9 to the Company's
           June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
  10.1     Settlement Agreement between Anchor Gaming, Stanley E. Fulton, and
           Michael B. Fulton, dated as of December 22, 1993. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form S-1 (Registration No. 33-71870)).
  10.2     Commercial Note of Pelican Gaming, Inc. to Anchor Coin dated
           March 15, 1995. (Incorporated by reference to Exhibit 10.1 to the
           Company's March 31, 1994 Quarterly Report on Form 10-Q (File
           No. 0-23124)).

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


           Exhibit 10.25 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
  10.26    Option Agreement between the Company and Stuart D. Beath.
           (Incorporated by reference to Exhibit 10.26 to the Company's
           June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
  10.27    Option Agreement between the Company and Garret A. Scholz.
           (Incorporated by reference to Exhibit 10.27 to the Company's
           June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
  10.28    Form of Stock Option Agreement between the Company and Glen J.
           Hettinger (File No. 000-23124)).
  10.29 Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on Form 10-K (File
           No. 0-23124)).
  10.30    Indemnification Agreement between the Company and Glen J.
           Hettinger (incorporated by reference to exhibit 10.30 to the Company's June 30, 1998 Annual Report on Form 10-K
           (File No. 0-23124).
  10.31    Tax Indemnification Agreement between Stanley E. Fulton, Anchor
           Gaming and its subsidiaries. (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on
           Form 10-K (File No. 0-23124)).
  10.32    Option Agreement between the Company and Elizabeth Fulton.
           (Incorporated by reference to Exhibit 10.30 to the Company's
           June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
  10.33    Option Agreement between the Company and Michael D. Rumbolz.
           (Incorporated by reference to Exhibit 10.31 to the Company's
           June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
  10.34    Employment Agreement between the Company and Michael D. Rumbolz.
           (Incorporated by reference to Exhibit 10.31 to the Company's
           June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
  10.35 Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual
           Report on Form 10-K (File No. 0-23124)).
  10.36    Addendum Agreement to amend the Employment and Stock Option
           Agreements between the Company and Salvatore T. DiMascio
           (Incorporated by reference to Exhibit 10.34 to the Company's
           June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
  10.37    Joint Venture Agreement, dated as of December 3, 1996 by and between
           Anchor Games, a d.b.a. of Anchor Coin, a Nevada corporation and Subsidiary of the Company, and IGT (File No. 000-23124)).
           (Incorporated by reference to Exhibit 10.37 to the Company's
           June 30, 1997 Annual Report on Form 10-K (File No. 0-23124)).
  10.38    Stock Option Agreement of William Adams dated April 2, 1997
           (Incorporated by reference to Exhibit 4.1 to the Company's
           Registration Statement on Form S-8 (File No. 333-53257)).
  10.39    Stock Option Agreement of Thomas J. Matthews dated April 2, 1997
           (Incorporated by reference to Exhibit 4.2 to the Company's
           Registration Statement on Form S-8 (File No. 333-53257)).
  10.40    Stock Option Agreement of Joseph Murphy dated April 2, 1997
           (Incorporated by reference to Exhibit 4.3 to the Company's
           Registration Statement on Form S-8 (File No. 333-53257)).
   21.1 List of Subsidiary Corporations (incorporated by reference to exhibit 21.1 to the Company's June 30, 1998 Annual Report on
           Form 10-K (File No. 0-23124).

   27.1*   Financial Data Schedule

___________
*    Filed herewith