Form 10-K/A
period 1998-06-30
ANCHOR GAMING
filed 1998-12-23
CIK 914923

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                     -----------

                                     FORM 10-K A

                       FOR ANNUAL REPORT AND TRANSITION REPORTS
                       PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1998
                                        OR
 o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM               TO

                            COMMISSION FILE NUMBER 0-23124

                                     -----------

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

                                     -----------

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED

      COMMON STOCK, $.01 PAR VALUE    THE NASDAQ STOCK MARKET'S NATIONAL MARKET

                                     -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 22, 1998 based on the $63.50 per share closing price for the Company's common stock on the Nasdaq National Market was approximately $538,733,238.

     The number of shares of the Registrant's Common Stock outstanding as of September 22, 1998 was 12,423,532.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about November 23, 1998 (to be filed) are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 INDEX TO EXHIBITS

EXHIBITS
--------
     2.1  Reorganization Agreement (the "Reorganization Agreement") among
          Anchor Gaming, Anchor Coin, D D Stud, Inc., C. G. Investments, Inc.,
          Colorado Grande Enterprises, Inc., New AC, New DD, New CG, and
          certain stockholders of such corporations. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1
          (Registration No. 33-71870)).
     2.2  Amendment No. 1 to the Reorganization Agreement, dated as of
          January 25, 1993. (Incorporated by reference to Exhibit 2.2 to the
          Company's Registration Statement on Form S-1 (Registration No.
          33-71870)).
     2.3  Purchase Agreement (Global Gaming Products, L.L.C.) between
          Stanley E. Fulton, William Randall Adams, Global Products, Inc.,
          Michael S. Stone, Thomas J. Matthews, James R. Purdy, and Anchor
          Gaming, dated as of December 22, 1993. (Incorporated by reference to
          Exhibit 2.3 to the Company's Registration Statement on Form S-1
          (Registration No. 33-71870)).
     2.4  Purchase Agreement (Global Gaming Distributors, Inc.) between Global
          Gaming Distributors, Michael S. Stone, Thomas J. Matthews, James R.
          Purdy, and Anchor Gaming, dated as of December 22, 1993.
          (Incorporated by reference to Exhibit 2.4 to the Company's
          Registration Statement on Form S-1 (Registration No. 33-71870)).
     3.1  Restated Articles of Incorporation of Anchor Gaming. (Incorporated by
          reference to Exhibit 3.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 33-71870)).
     3.2  Restated Bylaws of Anchor Gaming. (Incorporated by reference to
          Exhibit 3.2 to the Company's Registration Statement on Form S-1
          (Registration No. 33-71870)).
     4.1  Specimen of Common Stock Certificate. (Incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form S-1
          (Registration No. 33-71870)).
     4.2  Rights Agreement between the Company and the Rights Agent.
          (Incorporated by reference to Exhibit 4.2 to the Company's June 30,
          1998 Annual Report on Form 10-K (File No. 0-23124)).
     4.3  Certificate of Designation, Preferences, and Rights of Series A
          Junior Participating Preferred Stock. (Incorporated by reference to
          Exhibit 4.3 to the Company's June 30, 1998 Annual Report on Form 10-K
          (File No. 0-23124)).
     9.1  Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E.
          Fulton. (Incorporated by reference to Exhibit 9.1 to the Company's
          June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     9.2  Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E.
          Fulton. (Incorporated by reference to Exhibit 9.2 to the Company's
          June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     9.3  Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton.
          (Incorporated by reference to Exhibit 9.3 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
     9.4  Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton
          (Incorporated by reference to Exhibit 9.4 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124))
     9.5  Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton
          (Incorporated by reference to Exhibit 9.5 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124)).
     9.6  Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton
          (Incorporated by reference to Exhibit 9.6 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124)).
     9.7  Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton
          (Incorporated by reference to Exhibit 9.7 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124)).
     9.8  Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton
          (Incorporated by reference to Exhibit 9.8 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124)).
     9.9  Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E. Fulton
          (Incorporated by reference to Exhibit 9.9 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124)).


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

                                      3


   10.22  Option Agreement between Nick E. Greenwood and Anchor Gaming.
          (Incorporated by reference to Exhibit 10.22 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.23  Option Agreement between James R. Purdy and Anchor Gaming.
          (Incorporated by reference to Exhibit 10.23 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.24  Option Agreement between Salvatore T. DiMascio and Anchor Gaming.
          (Incorporated by reference to Exhibit 10.24 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.25  Option Agreement between Anchor Gaming and Geoffrey A. Sage.
          (Incorporated by reference to Exhibit 10.25 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.26  Option Agreement between the Company and Stuart D. Beath.
          (Incorporated by reference to Exhibit 10.26 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.27  Option Agreement between the Company and Garret A. Scholz.
          (Incorporated by reference to Exhibit 10.27 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.28  Form of Stock Option Agreement between the Company and Glen J.
          Hettinger (Incorporated by reference to Exhibit 10.28 to the Company's
          June 30, 1996 Annual Report on Form 10-K (File No. 000-23124)).
   10.29 Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on Form 10-K (File
          No. 0-23124)).
   10.30  Indemnification Agreement between the Company and Glen J. Hettinger
          (Incorporated by reference to Exhibit 10.30 to the Company's June 30,
          1998 Annual Report on Form 10-K (File No. 0-23124)).
   10.31  Tax Indemnification Agreement between Stanley E. Fulton, Anchor
          Gaming and its subsidiaries. (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on
          Form 10-K (File No. 0-23124)).
   10.32  Option Agreement between the Company and Elizabeth Fulton.
          (Incorporated by reference to Exhibit 10.30 to the Company's June 30,
          1994 Annual Report on Form 10-K (File No. 0-23124)).
   10.33  Option Agreement between the Company and Michael D. Rumbolz.
          (Incorporated by reference to Exhibit 10.31 to the Company's June 30,
          1995 Annual Report on Form 10-K (File No. 0-23124)).
   10.34  Employment Agreement between the Company and Michael D. Rumbolz.
          (Incorporated by reference to Exhibit 10.31 to the Company's June 30,
          1995 Annual Report on Form 10-K (File No. 0-23124)).
   10.35 Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual
          Report on Form 10-K (File No. 0-23124)).
   10.36  Addendum Agreement to amend the Employment and Stock Option
          Agreements between the Company and Salvatore T. DiMascio
          (Incorporated by reference to Exhibit 10.34 to the Company's June 30,
          1996 Annual Report on Form 10-K (File No. 0-23124)).
   10.37  Joint Venture Agreement, dated as of December 3, 1996 by and between
          Anchor Games, a d.b.a. of Anchor Coin, a Nevada corporation and Subsidiary of the Company, and IGT (File No. 000-23124)).
          (Incorporated by reference to Exhibit 10.37 to the Company's June 30,
          1997 Annual Report on Form 10-K (File No. 0-23124)).
   10.38  Stock Option Agreement of William Adams dated April 2, 1997
          (Incorporated by reference to Exhibit 4.1 to the Company's
          Registration Statement on Form S-8 (File No. 333-53257)).
   10.39  Stock Option Agreement of Thomas J. Matthews dated April 2, 1997
          (Incorporated by reference to Exhibit 4.2 to the Company's
          Registration Statement on Form S-8 (File No. 333-53257)).
   10.40  Stock Option Agreement of Joseph Murphy dated April 2, 1997
          (Incorporated by reference to Exhibit 4.3 to the Company's
          Registration Statement on Form S-8 (File No. 333-53257)).
 * 99.10 Financial statements of Spin for Cash Joint Venture for the years ended September 30, 1998 and 1997.

-------------
*    Filed herewith
                                       4

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

                                ANCHOR GAMING

                                By:            /s/ STANLEY E. FULTON
                                     -----------------------------------------
                                                 Stanley E. Fulton
                                     CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE
                                     OFFICER

                                By:             /s/ GEOFFREY A. SAGE
                                     -----------------------------------------
                                                  Geoffrey A. Sage
                                               CHIEF FINANCIAL OFFICER

Date: December 23, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ STANLEY E. FULTON
------------------------------  Director                    December 23, 1998
      Stanley E. Fulton

     /s/ STUART D. BEATH
------------------------------  Director                    December 23, 1998
       Stuart D. Beath

    /s/ ELIZABETH F. JONES
------------------------------  Director                    December 23, 1998
      Elizabeth F. Jones

    /s/ GLEN J. HETTINGER
------------------------------  Director                    December 23, 1998
      Glen J. Hettinger

    /s/ MICHAEL B. FULTON
------------------------------  Director                    December 23, 1998
      Michael B. Fulton

    /s/ MICHAEL D. RUMBOLZ
------------------------------  Director                    December 23, 1998
      Michael D. Rumbolz