Form 10-Q
period 1998-12-31
ANCHOR GAMING
filed 1999-02-11
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Shares outstanding of each of the registrant's classes of common stock as of February 10, 1999:

     Class                                   Outstanding as of February 10, 1999
     -----                                   -----------------------------------
Common stock, $.01 par value                         12,075,107

                                 ANCHOR GAMING

                                   FORM 10-Q
                        QUARTER ENDED DECEMBER 31, 1998

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.       Financial Information

   Item 1.    Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets at
              December 31, 1998 and June 30, 1998 (unaudited)                3

              Consolidated Condensed Statements of
              Income for the three months ended
              December 31, 1998 and 1997 (unaudited)                         4

              Consolidated Condensed Statements of
              Income for the six months ended
              December 31, 1998 and 1997 (unaudited)                         5

              Consolidated Condensed Statements of Cash
              Flows for the six months ended
              December 31, 1998 and 1997 (unaudited)                         6

              Notes to Consolidated Condensed Financial Statements
              (unaudited)                                                    7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           10

Part II.      Other Information

   Item 1.    Legal Proceedings                                             20

   Item 6.    Exhibits                                                      20

Signatures                                                                  21

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS



ANCHOR GAMING
CONSOLIDATED CONDENSED                                                      DECEMBER 31,             JUNE 30,
BALANCE SHEETS  (UNAUDITED)                                                     1998                   1998
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

Current assets:
   Cash and cash equivalents                                                  $  65,088,822          $  73,187,295
   Accounts receivable, net                                                      10,969,534              8,977,254
   Inventory                                                                      2,410,336              3,869,496
   Prepaid expenses                                                               1,255,554              1,951,947
   Other current assets                                                             764,785                 53,688
                                                                         -------------------    -------------------
     Total current assets                                                        80,489,031             88,039,680
Property and equipment, net                                                      94,172,618             94,791,189
Long-term notes receivable, net                                                   2,328,610              2,234,856
Intangible assets, net                                                            2,972,163              3,534,048
Investments in unconsolidated affiliates                                         32,101,798             32,638,738
Deposits and other                                                               29,031,653             23,895,032
                                                                         -------------------    -------------------
     Total assets                                                             $ 241,095,873          $ 245,133,543
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                           $   5,048,543          $   5,994,029
   Accrued salaries, wages and vacation pay                                       2,282,384              3,905,951
   Income tax payable                                                             2,951,592             12,469,108
   Other current liabilities                                                     11,639,211             11,221,310
                                                                         -------------------    -------------------
     Total current liabilities                                                   21,921,730             33,590,398
Minority interest in consolidated subsidiary                                      1,206,408              1,061,470
                                                                         -------------------    -------------------
     Total liabilities and minority interest in
        consolidated subsidiary                                                  23,128,138             34,651,868
                                                                         -------------------    -------------------
Commitments and contingencies                                                             -                      -
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, 0 shares issued and outstanding at
     December 31, 1998 and June 30, 1998                                                  -                      -
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 13,768,675 issued and 12,061,732
     outstanding at December 31, 1998, 13,758,375 issued
     and 12,593,232 outstanding at June 30, 1998                                    137,687                137,584
   Additional paid-in capital                                                   114,518,260            114,179,417
   Treasury stock at cost, 1,706,943 shares at December 31,
     1998, 1,165,143 shares at June 30, 1998                                    (81,279,901)           (52,731,940)
   Retained earnings                                                            184,591,689            148,896,614
                                                                         -------------------    -------------------
     Total stockholders' equity                                                 217,967,735            210,481,675
                                                                         -------------------    -------------------
     Total liabilities and stockholders' equity                               $ 241,095,873          $ 245,133,543
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

            The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING                                                                  THREE MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                                   ------------------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                                1998                   1997
-------------------------------------------------------------------------------------------------------------------
Revenues:
   Proprietary games operations                                                $ 30,938,462           $ 26,502,147
   Casino operations                                                             20,987,101             18,228,312
   Route operations                                                               9,524,824              8,367,801
   Other operations                                                                 386,690                410,994
                                                                         -------------------    -------------------
        Total revenues                                                           61,837,077             53,509,254
                                                                         -------------------    -------------------
Costs and expenses:
   Proprietary games operations                                                   4,818,964              3,636,720
   Casino operations                                                             10,976,708              8,860,977
   Route operations                                                               6,218,754              5,216,526
   Other operations                                                                 417,064                646,242
   Selling, general and administrative                                            9,283,525              7,604,991
   Depreciation and amortization                                                  4,181,276              3,067,579
                                                                         -------------------    -------------------
        Total costs and expenses                                                 35,896,291             29,033,035
                                                                         -------------------    -------------------

Income from operations                                                           25,940,786             24,476,219
                                                                         -------------------    -------------------
Other income (expense):
   Interest income                                                                  846,355                842,322
   Interest expense                                                                       -                (56,153)
   Other income                                                                      99,415                517,954
   Minority interest in earnings of consolidated subsidiary                        (144,078)              (168,715)
                                                                         -------------------    -------------------

        Total other income                                                          801,692              1,135,408
                                                                         -------------------    -------------------

Income before provision for income taxes                                         26,742,478             25,611,627
Income tax provision                                                             10,095,303              9,604,359
                                                                         -------------------    -------------------
Net income                                                                     $ 16,647,175           $ 16,007,268
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------


Basic earnings per share                                                              $1.37                  $1.24
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

Weighted average shares outstanding                                              12,164,640             12,929,309
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

Diluted earnings per share                                                           $ 1.34                  $1.20
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

Weighted average common and common equivalent
   shares outstanding                                                            12,433,431             13,337,979
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

ANCHOR GAMING                                                                   SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                                   ------------------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                                1998                   1997
-------------------------------------------------------------------------------------------------------------------
Revenues:
   Proprietary games operations                                               $  64,009,796          $  51,469,965
   Casino operations                                                             43,085,340             38,275,158
   Route operations                                                              18,471,372             17,383,332
   Other operations                                                                 873,284                862,039
                                                                         -------------------    -------------------
        Total revenues                                                          126,439,792            107,990,494
                                                                         -------------------    -------------------
Costs and expenses:
   Proprietary games operations                                                   8,941,394              7,392,572
   Casino operations                                                             21,706,962             17,813,070
   Route operations                                                              12,107,733             10,604,570
   Other operations                                                               1,013,056              1,250,941
   Selling, general and administrative                                           18,988,364             14,475,108
   Depreciation and amortization                                                  8,072,115              5,928,351
                                                                         -------------------    -------------------
        Total costs and expenses                                                 70,829,624             57,464,612
                                                                         -------------------    -------------------

Income from operations                                                           55,610,168             50,525,882
                                                                         -------------------    -------------------
Other income (expense):
   Interest income                                                                1,911,549              1,665,327
   Interest expense                                                                       -               (112,847)
   Other income                                                                     183,046                670,860
   Minority interest in earnings of consolidated subsidiary                        (363,249)              (350,769)
                                                                         -------------------    -------------------

        Total other income                                                        1,731,346              1,872,571
                                                                         -------------------    -------------------

Income before provision for income taxes                                         57,341,514             52,398,453

Income tax provision                                                             21,646,439             19,649,420
                                                                         -------------------    -------------------
Net income                                                                    $  35,695,075          $  32,749,033
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------


Basic earnings per share                                                              $2.89                  $2.53
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

Weighted average shares outstanding                                              12,348,853             12,949,290
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

Diluted earnings per share                                                           $ 2.82                 $ 2.45
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

Weighted average common and common equivalent
   shares outstanding                                                            12,653,742             13,351,680
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

ANCHOR GAMING                                                                  SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                                   ------------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                            1998                   1997
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      $ 31,674,156           $ 26,184,577
                                                                         -------------------    -------------------
Cash flows from investing activities:
   Acquisition and construction of property and equipment                       (10,553,544)           (16,874,044)
   Expenditures for intangible assets                                               (42,000)              (110,614)
   Issuance of notes receivable                                                    (842,449)              (964,541)
   Principal reductions on notes receivable                                          89,725                 49,305
                                                                         -------------------    -------------------
     Net cash used in investing activities                                      (11,348,268)           (17,899,894)
                                                                         -------------------    -------------------
Cash flows from financing activities:
   Net proceeds from sale of stock                                                  123,599              1,589,225
   Treasury stock purchases                                                     (28,547,960)           (36,162,611)
                                                                         -------------------    -------------------
     Net cash used in financing activities                                      (28,424,361)           (34,573,386)
                                                                         -------------------    -------------------
Net decrease in cash and cash equivalents                                        (8,098,473)           (26,288,703)
Cash and cash equivalents, beginning of period                                   73,187,295             66,427,369
                                                                         -------------------    -------------------
Cash and cash equivalents, end of period                                       $ 65,088,822           $ 40,138,666
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                    $          -           $    112,540
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------
     Cash paid for income taxes                                                $ 37,353,194           $ 19,283,454
                                                                         -------------------    -------------------
                                                                         -------------------    -------------------

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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month and six-month periods ended December 31, 1998 and 1997, its cash flows for the six months ended December 31, 1998 and 1997 and its financial position at December 31, 1998. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1998. The operating results for the three months and six months and cash flows for the six months ended December 31, 1998 are not necessarily indicative of the results that will be achieved in future periods.

     INVENTORY

     Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $573,000 and $1,067,000 at December 31, 1998 and June 30, 1998, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

     DEPOSITS AND OTHER ASSETS

     Included in deposits and other assets are $16,860,000 and $10,630,000 in deferred state and federal tax assets at December 31, 1998 and June 30, 1998, respectively.

     OTHER CURRENT LIABILITIES

     Included in other current liabilities are: $4,558,000 and $3,519,000 in employee royalties payable; and $4,047,000 and $3,452,000 in accrued gaming, property, sales and use taxes at December 31, 1998 and June 30, 1998, respectively.

     INVESTMENTS IN UNCONSOLIDATED AFFILIATE

     The Company has an investment in an unconsolidated affiliate that is accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these affiliates. Investments in unconsolidated affiliates consist of a 50% interest in a joint venture (the "Joint Venture") with International Game Technology ("IGT"). The primary business of the Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Joint Venture and related activities are included in revenue from proprietary games operations.

     The Joint Venture operates on a September 30 year-end and began operations during the quarter ended March 31, 1997. For the three months ended January 2, 1999, operating revenues for the Joint Venture were $71,750,000, operating expenses were $35,820,000, operating income was $35,930,000 and net income was $36,400,000. For the three months ended December 31, 1997, revenues were $47,333,000, expenses were $24,109,000, operating income was $23,224,000 and net income was $23,372,000. For the six months ended January 2, 1999, operating revenues for the Joint Venture were $145,540,000, operating expenses were $72,270,000, operating income was $73,270,000 and net income was $74,140,000. For the six months ended December 31, 1997, revenues were $85,873,000, expenses were $41,062,000, operating income was $44,811,000 and net income was $44,595,000.

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

     RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements for the three months and six months ended December 31, 1997 have been reclassified to be consistent with the presentation used for the three months and six months ended December 31, 1998.

     EARNINGS PER SHARE

     During the year ended June 30, 1998, the Company adopted FASB Statement No. 128 "Earnings per Share." This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:

                                      Three Months Ended                          Three Months Ended
                                      December 31, 1998                           December 31, 1997
                          ------------------------------------------  -----------------------------------------
                                                             Per                                        Per
                                                            Share                                      Share
                             Income           Shares        Amount       Income          Shares        Amount
                          --------------   ------------    ---------  --------------  -------------   ---------
Basic EPS:
  Net Income                $16,647,175      12,164,640     $ 1.37      $16,007,268     12,929,309     $ 1.24
Effect of Dilutive
Securities:
  Options                                       268,791      (0.03)                        408,670      (0.04)
                          --------------   ------------    ---------  --------------  -------------   ---------
Diluted EPS:
  Net Income                $16,647,175      12,433,431     $ 1.34      $16,007,268     13,337,979     $ 1.20
                          --------------   ------------    ---------  --------------  -------------   ---------
                          --------------   ------------    ---------  --------------  -------------   ---------

                                       Six Months Ended                            Six Months Ended
                                      December 31, 1998                           December 31, 1997
                          ------------------------------------------  -----------------------------------------
                                                             Per                                         Per
                                                            Share                                       Share
                             Income           Shares        Amount       Income           Shares        Amount
                          --------------   ------------    ---------  --------------  -------------   ---------
Basic EPS:
  Net Income                $35,695,075      12,348,853     $ 2.89      $32,749,033     12,949,290      $ 2.53
Effect of Dilutive
Securities:
  Options                                       304,889      (0.07)                        402,390       (0.08)
                          --------------   ------------    ---------  --------------  -------------   ---------
Diluted EPS:
  Net Income                $35,695,075      12,653,742     $ 2.82      $32,749,033     13,351,680      $ 2.45
                          --------------   ------------    ---------  --------------  -------------   ---------
                          --------------   ------------    ---------  --------------  -------------   ---------

2.   COMMITMENTS AND CONTINGENCIES

     Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits have all been consolidated in Nevada, both in federal and state court. The consolidated federal action is captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), and the consolidated state action is captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The consolidated state court action has been stayed by order of the court. The court dismissed the consolidated federal case on January 6,

1999 with the court entering a judgement in favor of Anchor Gaming. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: RISKS OF PROPRIETARY GAMES SUCH AS PRESSURE FROM COMPETITORS, CHANGES IN ECONOMIC CONDITIONS, OBSOLESCENCE, DECLINING POPULARITY OF EXISTING GAMES, FAILURE OF NEW GAME IDEAS OR CONCEPTS TO BECOME POPULAR, DUPLICATION BY THIRD PARTIES AND CHANGES IN INTEREST RATES AS THEY RELATE TO THE WIDE AREA PROGRESSIVE MACHINE OPERATIONS WITHIN THE COMPANY'S JOINT VENTURE WITH IGT; COMPETITION IN BLACK HAWK, COLORADO; DEPENDENCE ON SUPPLIERS; CHANGES IN GAMING REGULATIONS AND TAXES; DEPENDENCE UPON KEY PERSONNEL; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, gaming machine route operations, and other during the three months and six months ended December 31, 1998 and 1997.

                                              Three months ended              Six months ended
                                                 December 31,                   December 31,
                                          --------------------------     --------------------------
         Sources of Revenues                 1998           1997            1998           1997
--------------------------------------    -----------   ------------     -----------    -----------
 Proprietary games operations                 50.0%          49.5%           50.6%          47.7%
 Casino operations                            33.9           34.1            34.1           35.4
 Route operations                             15.4           15.6            14.6           16.1
 Other                                          .7             .8              .7             .8
                                          -----------   ------------     -----------    -----------
                                             100.0%         100.0%          100.0%         100.0%
                                          -----------   ------------     -----------    -----------
                                          -----------   ------------     -----------    -----------

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

         REVENUES. Total revenues were $61.8 million for the three months ended December 31, 1998 an increase of $8.3 million or 15.5% from $53.5 million for the three months ended December 31, 1997.

         Revenues from proprietary games operations were $30.9 million for the three months ended December 31, 1998, an increase of $4.4 million or 16.6% from $26.5 million for the three months ended December 31, 1997. The increase is primarily due to increased equity earnings in the Joint Venture, which, for accounting purposes, is recorded net of expense. Revenues recorded from the Joint Venture and related activities were $18.6 million for the three months ended December 31, 1998, an increase of $6.9 million or 59.0% from $11.7 million for the three months ended December 31, 1997. At December 31, 1998 there were more than 6,300 games, primarily Wheel of Fortune-TM-, operating within the Joint Venture, as compared to more than 4,000 games at December 31, 1997. This increase was offset by a reduction in proprietary games revenues generated from Anchor's stand-alone business, or that business operated outside of the Joint Venture and its related activities. Revenues generated from Anchor's stand-alone business were $12.5 million for the three months ended December 31, 1998, a decrease of $2.4 million or 16.1% from $14.9 million for the three months ended December 31, 1997. Although the number of units placed in casinos was greater at December 31, 1998 as compared to December 31, 1997, the average win per unit was less during the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997. Most of the decrease during the quarter was due to decreased revenues from the Company's proprietary game Wheel of Gold-TM-. To a lesser extent, stand-alone revenues decreased during the quarter due to decreased revenues generated from the sale of tokens for the proprietary game Silver Strike-TM-and decreased revenues generated from the proprietary games Clear Winner-TM-and Totem Pole-TM-. These decreases were offset to some extent by increased revenues during the quarter from the Company's proprietary games CashBall-TM- and SafeBuster-TM-.

         The Company expects the trend of decreased year over year revenue comparisons for Wheel of Gold-TM-, Silver Strike-TM-, Clear Winner-TM- and Totem Pole-TM- to continue due to the market maturity of these proprietary games. These operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, recent declines in interest rates had a negative effect on the earnings of the Joint Venture. Since the current period's jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         During the quarter ended December 31, 1998, the Company received Nevada regulatory approval, and placed in casinos on a limited basis, the first units of the conversion game Tic Tac Disco-TM-. This is the first title introduced under what is referred to by the Company as the conversion opportunity. The conversion opportunity is an Anchor Gaming operation, accounted for within the Joint Venture, whereby Anchor will upgrade existing, casino owned, IGT gaming machines in exchange for a portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. Tic Tac Disco-TM- is the first of eleven conversion titles, some mechanical and some video, that the Company has in various stages of development and plans to introduce in the next twelve to eighteen months. The Company cannot predict the level of success, if any, the conversion opportunity will provide.

         During the quarter ended December 31, 1998, Anchor was issued two new patents that relate to the world of secondary events and bonusing features within gaming machines. Management believes that this intellectual property provides the Company with a strategic advantage in a highly competitive game creation marketplace. The ultimate value of these patents is uncertain, and the Company cannot predict what benefits, if any, it can obtain as a result of owning this intellectual property.

         Revenues from casino operations were $21.0 million for the three months ended December 31, 1998, an increase of $2.8 million or 15.4% from $18.2 million for the three months ended December 31, 1997. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenues at the Colorado Grande Casino. Two casinos, both larger and containing more gaming devices, opened near the Colorado Central Station Casino as expected, on June 24, 1998, and December 29, 1998, respectively. The Company experienced lower year over year revenue growth and increased marketing and personnel related costs as a result of the new competition. The Company is aware of other casino projects in various stages of planning in the Black Hawk market. The Company cannot predict the effect that the new and proposed casino openings will have on the Company's future Colorado casino operations. The Company does expect that the increased competition will have a continued negative effect on revenues as well as on costs of casino operations such as promotions and costs related to retaining and recruiting qualified employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and other months unaffected by inclement weather. The Company expects this seasonality trend to continue.

         Revenues from route operations were $9.5 million for the three months ended December 31, 1998, an increase of $1.1 million or 13.1% from $8.4 million for the three months ended December 31, 1997. Machines on route increased 43 machines or 5.3% to 859 machines at December 31, 1998 from 816 machines at December 31, 1997. Average machines on route during the second quarter of fiscal 1999 increased 46 average machines or 5.6% to 862 average machines from 816 average machines during the second quarter of fiscal 1998. The increase in route revenue was due primarily to increased participation revenue as a result of both increased participation units and increased participation win per unit. The Company cannot predict whether this growth trend will continue or if increased competition from expanding grocery store chains and local casinos will lead back to the historical trend of generally flat year over year route revenue comparisons. During the six months ended December 31, 1998, several recently publicized quality of life issues surrounding the route operations were settled in a manner acceptable to both Anchor and certain governmental entities. The slot route industry and the Company, will alcove slot machines in grocery stores, provide better ventilation for cigarette smoke, enhance enforcement of the supervision over minors near slot areas, and provide greater awareness of facilities for the treatment of problem gambling. The Company cannot predict the effect, if any, that potential future efforts by governmental or other agencies to limit or curtail slot route operations in Nevada will have on the Company's route operations revenues and profits.

         COSTS AND EXPENSES. Total costs and expenses were $35.9 million for the three months ended December 31, 1998, an increase of $6.9 million or 23.8% from $29.0 million for the three months ended December 31, 1997. Total costs and expenses as a percentage of total revenues increased to 58.0% during the second quarter of fiscal 1999 from 54.3% during the second quarter of fiscal 1998.

         Costs and expenses of proprietary games operations were $4.8 million for the three months ended December 31, 1998 an increase of $1.2 million or 33.3% from $3.6 million for the three months ended December 31, 1997. Proprietary games costs and expenses as a percentage of proprietary games revenues increased to 15.6% during the second quarter of fiscal 1999 from 13.7% during the second quarter of fiscal 1998. The increase in proprietary games costs and expenses was primarily due to increased machine part usage, increased token returns and increased production and service payroll. The increase in proprietary games costs as a percentage of revenue is primarily due to increased machine part and service type costs on a maturing stand-alone game base as compared to reduced revenues from the maturing stand-alone game base. Volatility in silver prices, which has occurred from time to time over the past several years due to developments in world silver markets, could also affect the future profitability of the Silver Strike-TM-game.

         Costs and expenses of casino operations were $11.0 million for the three months ended December 31, 1998, an increase of $2.1 million or 23.6% from $8.9 million for the three months ended December 31, 1997. Casino costs and expenses as a percentage of casino revenue increased to 52.3% during the second quarter of fiscal 1999 from 48.6% during the second quarter of fiscal 1998. The increase in casino costs and expenses was primarily due to increased advertising and promotions and gaming taxes, and to a lesser extent increased payroll and related costs at the Company's Colorado Central Station Casino. Although the Company cannot predict the effect of the new and proposed casino openings in Black Hawk on the Colorado Central Station Casino's operations, management believes it is likely to increase both promotion and payroll costs in future periods and as a result reduce operating margins and potentially the casino's net income.

         Costs and expenses of route operations were $6.2 million for the three months ended December 31, 1998, an increase of $1.0 million or 19.2% from $5.2 million for the three months ended December 31, 1997. Costs and expenses of route operations as a percentage of route revenue increased to 65.3% during the second quarter of fiscal 1999 from 62.3% during the second quarter of fiscal 1998. The increase in route costs and expenses was primarily due to increased location costs directly related to the increase in participation revenue.

         Selling, general, and administrative ("SG&A") expenses were $9.3 million for the three months ended December 31, 1998, an increase of $1.7 million or 22.3% from $7.6 million for the three months ended December 31, 1997. SG&A expenses as a percentage of total revenue increased to 15.0% during the second quarter of fiscal 1999 compared to 14.2% during the first quarter of fiscal 1998. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations. These increased expenses are primarily due to increased valuation allowances related to gaming machines. In addition, increased SG&A expenses include: payroll and compensation costs in all three of the Company's operating divisions; research and development costs related to proprietary games; political contributions; and corporate development costs.

         Anchor had been in discussions with the Ontario provincial government with respect to a settlement for the Company's work that resulted from the Company's success in the request for proposal conducted for charitable gaming. Those discussions are now concluded and the Company reached a settlement with the Ontario Government. The Province of Ontario has mandated that these discussions and their subsequent result be held in confidence. Accordingly, the Company cannot disclose the effect of any such settlement other than the financial effects of this matter will not be reflected in any future period.

         Depreciation and amortization expense was $4.2 million for the three months ended December 31, 1998, an increase of $1.1 million or 35.5% from $3.1 million for the three months ended December 31, 1997. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations due to the placement of additional proprietary gaming machines.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $25.9 million for the three months ended December 31, 1998, an increase of $1.4 million or 5.7% from $24.5 million for the three months ended December 31, 1997. As a percentage of total revenues, income from operations decreased to 42.0% during the second quarter of fiscal 1999 from 45.7% during the second quarter of fiscal 1998.

         NET INCOME. As a result of the factors discussed above, net income was $16.6 million for the three months ended December 31, 1998, an increase of $600,000 or 3.8% from $16.0 million for the three months ended December 31, 1997.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1997

         REVENUES. Total revenues were $126.4 million for the six months ended December 31, 1998, an increase of $18.4 million or 17.0% from $108.0 million for the six months ended December 31, 1997.

         Revenues from proprietary games operations were $64.0 million for the six months ended December 31, 1998, an increase of $12.5 million or 24.3% from $51.5 million for the six months ended December 31, 1997. The increase is primarily due to increased equity earnings in the Joint Venture, which, for accounting purposes, is recorded net of expense. Revenues recorded from the

Joint Venture and related activities were $37.8 million for the six months ended December 31, 1998, an increase of $15.5 million or 69.5% from $22.3 million for the six months ended December 31, 1997. This increase was offset by a reduction in proprietary games revenues generated from Anchor's stand-alone business, or that business operated outside of the Joint Venture and its related activities. Revenues generated from Anchor's stand-alone business were $26.2 million for the six months ended December 31, 1998, a decrease of $3.0 million or 10.3% from $29.2 million for the six months ended December 31, 1997. Although the number of units placed in casinos were greater at December 31, 1998 as compared to December 31, 1997, the average win per unit was less during the six months ended December 31, 1998 as compared to the six months ended December 31, 1997. Most of the decrease during the six-month period was due to decreased revenues from the Company's proprietary game Wheel of Gold-TM-. To a lesser extent, stand-alone revenues decreased during the six-month period due to decreased revenues generated from the sale of tokens for the proprietary game Silver Strike-TM- and decreased revenues generated from the proprietary games Clear Winner-TM- and Totem Pole-TM-. These decreases were offset to some extent by increased revenues during the six-month period from the Company's proprietary games CashBall-TM- and SafeBuster-TM-.

         The Company expects the trend of decreased year over year revenue comparisons for Wheel of Gold-TM-, Silver Strike-TM-, Clear Winner-TM- and Totem Pole-TM- to continue due to the market maturity of these proprietary games. These operations are influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, recent declines in interest rates had a negative effect on the earnings of the Joint Venture. Since the current period's jackpot expense is a function of the present value of future jackpot payments, future decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         Revenues from casino operations were $43.1 million for the six months ended December 31, 1998, an increase of $4.8 million or 12.5% from $38.3 million for the six months ended December 31, 1997. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenue at the Colorado Grande Casino. The competitive landscape began to materially change recently in the Black Hawk market, where the Company's Colorado Central Station Casino is located. Two casinos, both larger and containing more gaming devices, opened near the Colorado Central Station Casino as expected, on June 24, 1998, and December 29, 1998, respectively. The Company experienced lower year over year revenue growth and increased marketing and personnel related costs as a result of the new competition. The Company is aware of other casino projects in various stages of planning in the Black Hawk market. The Company cannot predict the effect, if any, that the new and proposed casino openings will have on the Company's future Colorado casino operations. The Company does expect that the increased competition will have a continued negative effect on revenues as well as on costs of casino operations such as promotions and costs related to retaining and recruiting qualified employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and other months unaffected by inclement weather. The Company expects this seasonality trend to continue.

         Revenues from route operations were $18.5 million for the six months ended December 31, 1998, an increase of $1.1 million or 6.3% from $17.4 million for the six months ended December 31, 1997. Average machines on route during the six months ended December 31, 1998 was 854 machines, as compared to 816 machines during the six months ended December 31, 1997. The increase in route revenue was due primarily to increased participation revenue as a result of both increased participation units and increased participation win per unit. Management believes that the increased route revenue was primarily due to the increased population base in Southern Nevada, its primary base of route operations. The Company cannot predict whether this growth trend will continue or if increased competition from expanding grocery store chains and local casinos will lead back to the historical trend of generally flat year over year route revenue comparisons. During the six months ended December 31, 1998, several recently publicized quality of life issues surrounding the route operations were settled in a manner acceptable to both Anchor and certain governmental entities. The slot route industry and the Company, will alcove slot machines in grocery stores, provide better ventilation for cigarette smoke, enhance enforcement of the supervision over minors near slot areas, and provide greater awareness of facilities for the treatment of problem. The Company cannot predict the effect, if any, that potential future efforts by governmental or other agencies to limit or curtail slot route operations in Nevada will have on the Company's route operations revenues and profits.

         COSTS AND EXPENSES. Total costs and expenses were $70.8 million for the six months ended December 31, 1998, an increase of $13.3 million or 23.1% from $57.5 million for the six months ended December 31, 1997. Total costs and expenses as a percentage of total revenues increased to 56.0% during the six months ended December 31, 1998 from 53.2% during the six months ended December 31, 1997.

         Costs and expenses of proprietary games operations were $8.9 million for the six months ended December 31, 1998, an increase of $1.5 million or 20.2% from $7.4 million for the six months ended December 31, 1997. Proprietary games costs and expenses as a percentage of proprietary games revenues decreased to 14.0% during the six months ended December 31, 1998 from 14.4% during the six months ended December 31, 1997. The decrease in proprietary games costs as a percentage of revenue is primarily due to revenues from the Joint Venture, which, for accounting purposes, are recorded net of expenses. This decrease was offset to some extent by increased machine part and service type costs on a maturing stand-alone game base as compared to reduced revenues from the maturing stand-alone game base. Volatility in silver prices, which has occurred from time to time over the past several years due to developments in world silver markets, could also affect the future profitability of the Silver Strike-TM- game.

         Costs and expenses of casino operations were $21.7 million for the six months ended December 31, 1998, an increase of $3.9 million or 21.9% from $17.8 million for the six months ended December 31, 1997. Casino costs and expenses as a percentage of casino revenue increased to 50.4% during the six months ended December 31, 1998 from 46.5% during the six months ended December 31, 1997. The increase in casino costs and expenses was primarily due to increased advertising and promotions and gaming taxes, and to a lesser extent increased payroll and related costs at the Company's Colorado Central Station Casino. Although the Company cannot predict the effect of the new and proposed casino openings in Black Hawk on the Colorado Central Station Casino's operations, management believes it is likely to increase both promotion and payroll costs in future periods and as a result reduce operating margins and potentially the casino's net income.

         Costs and expenses of route operations were $12.1 million for the six months ended December 31, 1998, an increase of $1.5 million or 14.2% from $10.6 million for the six months ended December 31, 1997. Costs and expenses of route operations as a percentage of route revenue increased to 65.5% during the six months ended December 31, 1998 compared to 61.0% during the six months ended December 31, 1997. The increase in route costs and expenses was primarily due to increased location costs directly related to the increase in participation revenue.

         Selling, general, and administrative ("SG&A") expenses were $19.0 million for the six months ended December 31, 1998, an increase of $4.5 million or 31.0% from $14.5 million for the six months ended December 31, 1997. SG&A expenses as a percentage of total revenue increased to 15.0% during the six months ended December 31, 1998 from 13.4% during the six months ended December 31, 1997. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations. These increased expenses are primarily due to increased valuation allowances related to gaming machines. In addition, increased SG&A expenses include: payroll and compensation costs in all three of the Company's operating divisions; research and development costs related to proprietary games; political contributions; and corporate development costs.

         Anchor had been in discussions with the Ontario provincial government with respect to a settlement for the Company's work that resulted from the Company's success in the request for proposal conducted for charitable gaming. Those discussions are now concluded and the Company reached a settlement with the Ontario Government. The Province of Ontario has mandated that these discussions and their subsequent result be held in confidence. Accordingly, the Company cannot disclose the effect of any such settlement other than the financial effects of this matter will not be reflected in any future period.

         Depreciation and amortization expense was $8.1 million for the six months ended December 31, 1998, an increase of $2.2 million or 37.3% from $5.9 million for the six months ended December 31, 1997. This increase is primarily due to increased depreciation expense incurred in the Company's proprietary games operations and to a lesser extent increased depreciation incurred at the Colorado Central Station Casino.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $55.6 million for the six months ended December 31, 1998, an increase of $5.1 million or 10.1% from $50.5 million for the six months ended December 31, 1997. As a percentage of total revenues, income from operations decreased to 44.0% during the six months ended December 31, 1998 from 46.8% during the six months ended December 31, 1997.

         NET INCOME. As a result of the factors discussed above, net income was $35.7 million for the six months ended December 31, 1998, an increase of $3.0 million or 9.2% from $32.7 million for the six months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Anchor's principal sources of liquidity have been cash flows from operations. In October 1997, the Company completed a stock offering on behalf of selling shareholders. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $31.7 million during the first six months of fiscal 1999 and $26.2 million during the first six months of fiscal 1998. At December 31, 1998, the Company had cash and cash equivalents of $65.1 million, working capital of $55.5 million, and a $10.0 million unsecured revolving bank line of credit (the "Bank Revolver").

         In the first six months of fiscal 1999, the Company spent $10.6 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

         In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of the Company's common stock, $.01 par value per share ("Common Stock"). In December 1997, the board of directors authorized a repurchase of up to 514,000 additional shares of common stock. In October 1998, the board of directors authorized a repurchase of up to 640,400 additional shares of common stock bringing the number of shares authorized for repurchase back up to 1.0 million shares at October 21, 1998. As of December 31, 1998, the Company had repurchased 1,516,175 shares of common stock at a cost of $78.2 million: 361,800 shares were repurchased during the second quarter of fiscal 1999 at a cost of $18.4 million; 180,000 shares were repurchased during the first quarter of fiscal 1999 at a cost of $10.1 million; 638,375 shares were repurchased during fiscal 1998 at a cost of $36.2 million; and 336,000 shares were repurchased during fiscal 1997 at a cost of $13.5 million. At December 31, 1998 638,200 shares remained authorized under the repurchase program.

         In April 1997, the Company entered into the Bank Revolver, which was amended in December 1998 to expire November 30, 1999. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility. During the first six months of fiscal 1999 the Company did not borrow under the Bank Revolver.

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

         The Company has conducted a comprehensive review of its computer and other systems deemed to be date sensitive (as well as those of its unconsolidated affiliates) to assess its exposure to the Year 2000 Problem. The Company is already in the process of modifying or replacing those systems that are not year 2000 compliant. Based upon a comprehensive review, management believes that the Company's systems are compliant or will be compliant by mid-1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company.

         In addition, the Company has communicated, and continues to communicate, with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's exposure to third party year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that representations made to the Company by third parties are in fact accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a material adverse effect on the operations of the Company.

         All costs related to the Company's Year 2000 Problem are being expensed as incurred, while the cost of new hardware or software, is being capitalized and amortized over its expected useful life. The costs associated with year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. Specifically, as of December 31, 1998, the Company has spent less than $100,000 and anticipates spending less than $500,000 thereafter. These costs and estimated completion dates are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The Company does not have a contingency plan relative to the Year 2000 Problem, although it intends to develop one before June 30, 1999.

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

     Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits have all been consolidated in Nevada, both in federal and state court. The consolidated federal action is captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), and the consolidated state action is captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The consolidated state court action has been stayed by order of the court. The consolidated federal action was dismissed on January 6, 1999 with the court entering judgement in favor of Anchor Gaming. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

  ITEM 6.         (d) EXHIBITS

                  See index to exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                               ANCHOR GAMING
                                               (Registrant)

Date   February 10, 1999                       /s/Michael D. Rumbolz
      -------------------                      -------------------------------
                                               Michael D. Rumbolz
                                               Chief Executive Officer and
                                               President



Date   February 10, 1999                       /s/Geoffrey A. Sage
      -------------------                      -------------------------------
                                               Geoffrey A. Sage
                                               Chief Financial Officer

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


     10.24  Option Agreement between Salvatore T. DiMascio and Anchor Gaming.
            (Incorporated by reference to Exhibit 10.24 to the Company's June
            30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.25  Option Agreement between Anchor Gaming and Geoffrey A. Sage.
            (Incorporated by reference to Exhibit 10.25 to the Company's June
            30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.26  Option Agreement between the Company and Stuart D. Beath.
            (Incorporated by reference to Exhibit 10.26 to the Company's June
            30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.27  Option Agreement between the Company and Garret A. Scholz.
            (Incorporated by reference to Exhibit 10.27 to the Company's June
            30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.28  Form of Stock Option Agreement between the Company and Glen J.
            Hettinger (File No. 000-23124)).
     10.29 Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on 10-K (File No. 0-23124)).
     10.30  Indemnification Agreement between the Company and Glen J.
            Hettinger (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1998 Annual Report on Form 10-K (File
            No. 0-23124)).
     10.31  Tax Indemnification Agreement between Stanley E. Fulton, Anchor
            Gaming and its subsidiaries. (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on
            Form 10-K (File No. 0-23124)).
     10.32  Option Agreement between the Company and Elizabeth Fulton.
            (Incorporated by reference to Exhibit 10.30 to the Company's June
            30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
     10.33  Option Agreement between the Company and Michael D. Rumbolz.
            (Incorporated by reference to Exhibit 10.31 to the Company's June
            30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
     10.34  Employment Agreement between the Company and Michael D. Rumbolz.
            (Incorporated by reference to Exhibit 10.31 to the Company's June
            30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
     10.35 Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual
            Report on Form 10-K (File No. 0-23124)).
     10.36  Addendum Agreement to amend the Employment and Stock Option
            Agreements between the Company and Salvatore T. DiMascio
            (Incorporated by reference to Exhibit 10.34 to the Company's June
            30, 1996 Annual Report on Form 10-K (File No. 0-23124)).
     10.37 Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d.b.a. of Anchor Coin, a Nevada corporation and Subsidiary of the Company, and IGT (File No.
            000-23124)). (Incorporated by reference to Exhibit 10.37 to the Company's June 30, 1997 Annual Report on Form 10-K (File
            No. 0-23124)).

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

     27.1*  Financial Data Schedule

-----------

*    Filed herewith