Form 10-Q
period 1999-03-31
ANCHOR GAMING
filed 1999-05-14
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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
Yes  X  No
    ---    ---

Shares outstanding of each of the registrant's classes of common stock as of May 12, 1999:

     Class                                       Outstanding as of May 12, 1999
     -----                                       ------------------------------
Common stock, $.01 par value                                   11,877,607

                                  ANCHOR GAMING

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                          Page No.
                                                                                          --------
Part I.       Financial Information

   Item 1.    Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets at
              March 31, 1999 and June 30, 1998 (unaudited)                                    3

              Consolidated Condensed Statements of
              Income for the three months ended
              March 31, 1999 and 1998 (unaudited)                                             4

              Consolidated Condensed Statements of
              Income for the nine months ended
              March 31, 1999 and 1998 (unaudited)                                             5

              Consolidated Condensed Statements of Cash
              Flows for the nine months ended
              March 31, 1999 and 1998 (unaudited)                                             6

              Notes to Consolidated Condensed Financial Statements (unaudited)                7

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            11

Part II.      Other Information

   Item 1.    Legal Proceedings                                                              22

   Item 6.    Exhibits                                                                       22

Signatures                                                                                   23

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

ANCHOR GAMING                                                            MARCH 31,                JUNE 30,
CONSOLIDATED CONDENSED                                                 -------------------------------------
BALANCE SHEETS  (UNAUDITED)                                                1999                      1998
------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                            $  89,334,138           $  73,187,295
  Accounts receivable, net                                                 7,167,496               8,977,254
  Inventory                                                                2,793,557               3,869,496
  Prepaid expenses                                                         2,007,181               1,951,947
  Other current assets                                                       981,502                  53,688
                                                                       -------------           -------------
    Total current assets                                                 102,283,874              88,039,680
Property and equipment, net                                               89,914,073              94,791,189
Long-term notes receivable, net                                            2,207,391               2,234,856
Intangible assets, net                                                     2,753,110               3,534,048
Investments in unconsolidated affiliates                                  26,883,017              32,638,738
Deposits and other                                                        30,004,042              23,895,032
                                                                       -------------           -------------
    Total assets                                                       $ 254,045,507           $ 245,133,543
                                                                       -------------           -------------
                                                                       -------------           -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                     $   4,633,620           $   5,994,029
  Accrued salaries, wages and vacation pay                                 3,010,153               3,905,951
  Income tax payable                                                       6,508,624              12,469,108
  Other current liabilities                                               10,139,657              11,221,310
                                                                       -------------           -------------
    Total current liabilities                                             24,292,054              33,590,398
Minority interest in consolidated subsidiary                               1,249,975               1,061,470
                                                                       -------------           -------------
    Total liabilities and minority interest in
       consolidated subsidiary                                            25,542,029              34,651,868
                                                                       -------------           -------------
Commitments and contingencies                                                      -                       -
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, 0 shares issued and outstanding at
    March 31, 1999 and June 30, 1998                                               -                       -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 13,782,050 issued and 11,971,607
    outstanding at March 31, 1999, 13,758,375 issued
    and 12,593,232 outstanding at June 30, 1998                              137,821                 137,584
  Additional paid-in capital                                             114,886,596             114,179,417
  Treasury stock at cost, 1,810,443 shares at March 31, 1999,
    1,165,143 shares at June 30, 1998                                    (85,584,963)            (52,731,940)
  Retained earnings                                                      199,064,024             148,896,614
                                                                       -------------           -------------
    Total stockholders' equity                                           228,503,478             210,481,675
                                                                       -------------           -------------
    Total liabilities and stockholders' equity                         $ 254,045,507           $ 245,133,543
                                                                       -------------           -------------
                                                                       -------------           -------------


                 The accompanying notes are an integral part of
                these consolidated condensed financial statements

ANCHOR GAMING                                                           THREE MONTHS ENDED MARCH 31,
CONSOLIDATED CONDENSED                                              -----------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                         1999                  1998
-----------------------------------------------------------------   -----------------------------------
Revenues:
  Proprietary games operations                                      $ 29,094,227           $ 29,635,818
  Casino operations                                                   20,923,112             20,884,467
  Route operations                                                     9,436,259              8,211,542
  Other operations                                                       366,164                452,199
                                                                    ------------           ------------
       Total revenues                                                 59,819,762             59,184,026
                                                                    ------------           ------------

Costs and expenses:
  Proprietary games operations                                         4,402,320              3,937,249
  Casino operations                                                   10,883,122              9,933,192
  Route operations                                                     6,251,717              5,359,083
  Other operations                                                       419,463                658,296
  Selling, general and administrative                                 10,885,451              8,973,042
  Depreciation and amortization                                        4,525,623              3,254,283
                                                                    ------------           ------------
       Total costs and expenses                                       37,367,696             32,115,145
                                                                    ------------           ------------
Income from operations                                                22,452,066             27,068,881
                                                                    ------------           ------------

Other income (expense):
  Interest income                                                        917,545                494,002
  Interest expense                                                             -                (55,233)
  Other income                                                            53,373                107,021
  Minority interest in earnings of consolidated subsidiary              (174,283)              (142,105)
                                                                    ------------           ------------
       Total other income                                                796,635                403,685
                                                                    ------------           ------------

Income before provision for income taxes                              23,248,701             27,472,566

Income tax provision                                                   8,776,366             10,302,213
                                                                    ------------           ------------
Net income                                                          $ 14,472,335           $ 17,170,353
                                                                    ------------           ------------
                                                                    ------------           ------------

Basic earnings per share                                            $       1.20           $       1.37
                                                                    ------------           ------------
                                                                    ------------           ------------
Weighted average shares outstanding                                   12,063,496             12,525,132
                                                                    ------------           ------------
                                                                    ------------           ------------

Diluted earnings per share                                          $       1.18           $       1.33
                                                                    ------------           ------------
                                                                    ------------           ------------
Weighted average common and common equivalent
  shares outstanding                                                  12,304,067             12,910,222
                                                                    ------------           ------------
                                                                    ------------           ------------


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

ANCHOR GAMING                                                              NINE MONTHS ENDED MARCH 31,
CONSOLIDATED CONDENSED                                               -------------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                           1999                   1998
----------------------------------------------------------------------------------------------------------
Revenues:
   Proprietary games operations                                      $  93,104,023           $  81,105,784
   Casino operations                                                    64,008,452              59,159,624
   Route operations                                                     27,907,631              25,594,873
   Other operations                                                      1,239,448               1,314,238
                                                                     -------------           -------------
       Total revenues                                                  186,259,554             167,174,519
                                                                     -------------           -------------

Costs and expenses:
   Proprietary games operations                                         13,343,714              11,329,817
   Casino operations                                                    32,590,084              27,746,262
   Route operations                                                     18,359,450              15,963,653
   Other operations                                                      1,432,519               1,909,237
   Selling, general and administrative                                  29,873,815              23,448,152
   Depreciation and amortization                                        12,597,738               9,182,634
                                                                     -------------           -------------
       Total costs and expenses                                        108,197,320              89,579,755
                                                                     -------------           -------------

Income from operations                                                  78,062,234              77,594,764
                                                                     -------------           -------------

Other income (expense):
   Interest income                                                       2,829,094               2,159,329
   Interest expense                                                              -                (168,080)
   Other income                                                            236,419                 777,881
   Minority interest in earnings of consolidated subsidiary               (537,532)               (492,874)
                                                                     -------------           -------------
       Total other income                                                2,527,981               2,276,256
                                                                     -------------           -------------

Income before provision for income taxes                                80,590,215              79,871,020

Income tax provision                                                    30,422,805              29,951,633
                                                                     -------------           -------------
Net income                                                           $  50,167,410           $  49,919,387
                                                                     -------------           -------------
                                                                     -------------           -------------

Basic earnings per share                                             $        4.09           $        3.90
                                                                     -------------           -------------
                                                                     -------------           -------------
Weighted average shares outstanding                                     12,253,734              12,809,968
                                                                     -------------           -------------
                                                                     -------------           -------------

Diluted earnings per share                                           $        4.00           $        3.78
                                                                     -------------           -------------
                                                                     -------------           -------------
Weighted average common and common equivalent
   Shares outstanding                                                   12,537,183              13,204,109
                                                                     -------------           -------------
                                                                     -------------           -------------



              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

ANCHOR GAMING                                                        NINE MONTHS ENDED MARCH 31,
CONSOLIDATED CONDENSED                                            -----------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                  1999                   1998
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         $ 61,506,793           $ 46,046,251
                                                                  ------------           ------------
Cash flows from investing activities:
  Acquisition and construction of property and equipment           (12,020,621)           (19,803,716)
  Expenditures for intangible assets                                   (72,000)              (371,817)
  Issuance of notes receivable                                        (859,334)            (1,325,302)
  Principal reductions on notes receivable                             160,929                142,880
                                                                  ------------           ------------
    Net cash used in investing activities                          (12,791,026)           (21,357,955)
                                                                  ------------           ------------

Cash flows from financing activities:
  Net proceeds from sale of stock and warrants                         284,099              1,589,225
  Treasury stock purchases                                         (32,853,023)           (36,162,611)
                                                                  ------------           ------------
    Net cash used in financing activities                          (32,568,924)           (34,573,386)
                                                                  ------------           ------------
Net increase (decrease) in cash and cash equivalents                16,146,843             (9,885,090)

Cash and cash equivalents, beginning of period                      73,187,295             66,427,369
                                                                  ------------           ------------
Cash and cash equivalents, end of period                          $ 89,334,138           $ 56,542,279
                                                                  ------------           ------------
                                                                  ------------           ------------


Supplemental disclosure of cash flow information:
    Cash paid for interest                                        $          -           $    167,466
                                                                  ------------           ------------
                                                                  ------------           ------------
    Cash paid for income taxes                                    $ 42,431,221           $ 25,616,526
                                                                  ------------           ------------
                                                                  ------------           ------------




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

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three-month and nine-month periods ended March 31, 1999 and 1998, its cash flows for the nine months ended March 31, 1999 and 1998 and its financial position at March 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1998. The operating results for the three months and nine months and cash flows for the nine months ended March 31, 1999 are not necessarily indicative of the results that will be achieved in future periods.

     INVENTORY

     Inventories consist of silver and silver tokens, parts for gaming machines, and food and beverage items. Silver inventory of $681,000 and $1,067,000 at March 31, 1999 and June 30, 1998, respectively, is classified as raw material. The remainder of inventory is classified as finished goods. All inventories are stated at the lower of cost (first-in, first-out) or market.

     DEPOSITS AND OTHER ASSETS

     Included in deposits and other assets are $16,860,000 and $10,630,000 in deferred state and federal tax assets at March 31, 1999 and June 30, 1998, respectively.

     OTHER CURRENT LIABILITIES

     Included in other current liabilities are $3,645,000 and $3,519,000 in employee royalties payable and $3,663,000 and $3,452,000 in accrued gaming, property, sales and use taxes at March 31, 1999 and June 30, 1998, respectively.

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

     The Joint Venture operates on a September 30 year-end and began operations during the quarter ended March 31, 1997. For the three months ended March 31, 1999, operating revenues for the Joint Venture were $70,269,000, operating expenses were $35,137,000, operating income was $35,132,000 and net income was $35,633,000. For the three months ended March 31, 1998, revenues were $60,624,000, expenses were $28,827,000, operating income was $31,797,000 and net income was $32,289,000. For the nine months ended March 31, 1999, operating revenues for the Joint Venture were $215,809,000, operating expenses were $107,407,000, operating income was $108,402,000 and net income was $109,773,000.
For the nine months ended March 31, 1998, revenues were $146,497,000, expenses were $69,889,000, operating income was $76,608,000 and net income was $76,884,000.

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

     RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements for the three months and nine months ended March 31, 1998 have been reclassified to be consistent with the presentation used for the three months and nine months ended March 31, 1999.

     EARNINGS PER SHARE

     During the year ended June 30, 1998, the Company adopted FASB Statement No. 128 "Earnings per Share." This statement established standards for computing and presenting earnings per share and required restatement of all prior-period earnings per share data presented. A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:

                                         Three Months Ended                       Three Months Ended
                                           March 31, 1999                           March 31, 1998
                              --------------------------------------      --------------------------------------
                                                               Per                                         Per
                                                              Share                                       Share
                                 Income            Shares     Amount        Income            Shares      Amount
                              -----------        ----------   ------      -----------        ----------   ------
  Basic EPS:
    Net Income                $14,472,335        12,063,496   $ 1.20      $17,170,353        12,525,132   $ 1.37
  Effect of Dilutive
  Securities:
    Options                                         240,571    (0.02)                           385,090    (0.04)
                              -----------        ----------   ------      -----------        ----------   ------
  Diluted EPS:
    Net Income                $14,472,335        12,304,067    $1.18      $17,170,353        12,910,222   $ 1.33
                              -----------        ----------   ------      -----------        ----------   ------
                              -----------        ----------   ------      -----------        ----------   ------

                                         Nine Months Ended                        Nine Months Ended
                                           March 31, 1999                           March 31, 1998
                              --------------------------------------      --------------------------------------
                                                               Per                                         Per
                                                              Share                                       Share
                                 Income            Shares     Amount        Income            Shares      Amount
                              -----------        ----------   ------      -----------        ----------   ------
  Basic EPS:
    Net Income                $50,167,410        12,253,734    $4.09      $49,919,387        12,809,968   $ 3.90
  Effect of Dilutive
  Securities:
    Options                                         283,449    (0.09)                           394,141    (0.12)
                              -----------        ----------   ------      -----------        ----------   ------
  Diluted EPS:
    Net Income                $50,167,410        12,537,183   $ 4.00      $49,919,387        13,204,109   $ 3.78
                              -----------        ----------   ------      -----------        ----------   ------
                              -----------        ----------   ------      -----------        ----------   ------

2.   COMMITMENTS AND CONTINGENCIES

     LITIGATION

     In February 1999, the Company and the Joint Venture, filed an action in U.S. district court against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's recently issued secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit against Acres by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the Company and the Joint Venture alleging wrongful use of Acres intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims.

     Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned
IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP
(RJJ), was dismissed on January 6, 1999 with the court entering a judgement in favor of Anchor Gaming. The consolidated state action, captioned RYAN, ET
AL. V. ANCHOR GAMING, ET AL., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

     The Company is party to several routine lawsuits arising from normal operations. Management does not believe that the outcome of such litigation will have a material adverse effect on the consolidated financial statements of the Company.

         POWERHOUSE ACQUISITION

         In March 1999, the Company announced plans for a merger with Powerhouse Technologies, Inc. (Nasdaq: PWRH) ("Powerhouse"). Under the announced plan, Powerhouse will be acquired by the Company for $19.50 per share for each share of Powerhouse common stock plus net debt at closing. The total estimated purchase price of $290 million ($220 million equity value plus $70 million in net debt) is expected to be funded through a combination of the Company's available cash and debt financing. The Company has received a commitment from Bank of America National Trust and Savings Association and NationsBanc Montgomery Securities LLC regarding a $300 million senior credit facility ("Senior Credit Facility") for use in the acquisition. Terms of the Senior Credit Facility have not been finalized and are subject to final negotiation. The acquisition of Powerhouse is subject to approval by Powerhouse's shareholders and by gaming authorities in several states. The Powerhouse shareholders will vote on the proposed acquisition at a meeting to be held June 7, 1999. The Company expects the acquisition to close in the quarter ended September 30, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: RISKS OF PROPRIETARY GAMES SUCH AS PRESSURE FROM COMPETITORS, CHANGES IN ECONOMIC CONDITIONS, OBSOLESCENCE, DECLINING POPULARITY OF EXISTING GAMES, FAILURE OF NEW GAME IDEAS OR CONCEPTS TO BECOME POPULAR, DUPLICATION BY THIRD PARTIES AND CHANGES IN INTEREST RATES AS THEY RELATE TO THE WIDE AREA PROGRESSIVE MACHINE OPERATIONS WITHIN THE COMPANY'S JOINT VENTURE WITH IGT; COMPETITION IN BLACK HAWK, COLORADO; DEPENDENCE ON SUPPLIERS; CHANGES IN GAMING REGULATIONS AND TAXES; DEPENDENCE UPON KEY PERSONNEL; UNCERTAINTY WITH RESPECT TO THE POWERHOUSE ACQUISITION; AND OTHER FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE COMPANY'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1998. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE ANY FORWARD-LOOKING STATEMENT.

OVERVIEW

         The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, casino operations, gaming machine route operations, and other operations during the three months and nine months ended March 31, 1999 and 1998.

                                           Three months ended                 Nine months ended
                                                March 31,                          March 31,
                                         -----------------------           -----------------------
    Sources of Revenues                   1999             1998             1999             1998
--------------------------------         ------           ------           ------           ------
Proprietary games operations              48.6%            50.1%            50.0%            48.5%
Casino operations                         35.0             35.4             34.3             35.4
Route operations                          15.8             13.9             15.0             15.3
Other operations                            .6               .6               .7               .8
                                         ------           ------           ------           ------
                                         100.0%           100.0%           100.0%           100.0%
                                         ------           ------           ------           ------
                                         ------           ------           ------           ------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUES. Total revenues were $59.8 million for the three months ended March 31, 1999 an increase of $600,000 or 1.0% from $59.2 million for the three months ended March 31, 1998.

         Revenues from proprietary games operations were $29.1 million for the three months ended March 31, 1999, a decrease of $500,000 or 1.7% from $29.6 million for the three months ended March 31, 1998. The decrease is primarily due to a reduction in proprietary games revenues generated by Anchor's business that operates outside the Joint Venture (the "stand-alone business"). Revenues generated from the stand-alone business were $10.6 million for the three months ended March 31, 1999, a decrease of $2.9 million or 21.5% from $13.5 million for the three months ended March 31, 1998. The decreased revenue resulted from reduced average net win per unit during the March 31, 1999 quarter versus the March 31, 1998 quarter, and to a lesser extent, a lower number of units producing revenue from casinos at March 31, 1999 as compared to March 31, 1998. Most of the decrease during the quarter was due to decreased revenues from the Company's Wheel of Gold-TM- game. Additional revenue decreases were due to reduced token sales for the Silver Strike-TM- game and decreased revenues generated by the Totem Pole-TM- and Clear Winner-TM- games. These decreases in the stand-alone business during the quarter were offset to some extent by increases in the Company's CashBall-TM- and SafeBuster-TM- games.

         The total decrease in the stand-alone business of $2.9 million was offset substantially by increases in revenues recorded from the Joint Venture and related activities. Joint Venture revenues were $18.5 million for the three months ended March 31, 1999, an increase of $2.4 million or 14.9% from $16.1 million for the three months ended March 31, 1998. At March 31, 1999 there were more than 6,200 games, primarily Wheel of Fortune-TM-, operating within the Joint Venture, as compared to approximately 5,000 games at March 31, 1998.

         The Company expects the trend of decreased year over year revenue comparisons for Wheel of Gold-TM-, Silver Strike-TM-, Clear Winner-TM- and Totem Pole-TM- to continue due to the market maturity of these proprietary games. These operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have an effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         During the quarter ended March 31, 1999, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike product, decreased 5.7% from the quarter ended December 31, 1998. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period. The Company cannot predict to what extent, if any, these declining trends in its stand-alone proprietary games business will continue.

         During the quarter ended March 31, 1999, a bill sponsored by the Nevada Resort Association came before the Nevada legislature. This bill attempted to define the conditions under which Nevada gaming machine manufacturers would be required to sell gaming devices, to restrict the pricing and ability to participate in the revenues of such gaming machines, to regulate certain aspects of wide-area progressive slot machine systems, and to force manufacturers to pay gaming taxes on their share of revenues. The bill was later amended to provide increased regulatory review of wide area progressives, address market accessibility to games and to require manufacturers and casino operators to pay their proportionate share of state gaming taxes. The amended bill excluded restrictions on manufacturer's required sales, pricing and participation in revenue of gaming machines. The bill passed the Nevada Assembly in April 1999 and is currently awaiting action in the Nevada Senate. The bill is expected to be signed into law before the scheduled completion of the Nevada legislative session on May 31, 1999. The financial effects of this legislation will likely result in increased gaming tax expense associated with Nevada revenues in the Joint Venture which will decrease the Company's earnings from the Joint Venture and, to a lesser extent, will increase gaming tax expense in the Company's stand-alone proprietary games operations outside of the Joint Venture. Although the Company cannot predict the ultimate effect of this legislation, the Company estimates the annualized effect of the increased taxes on the Company's earnings, given the existing base of both stand-alone and Joint Venture proprietary game installations, will be approximately $3 million before income taxes. The timing and specific application of the bill is still uncertain.

         During the quarter ended December 31, 1998, the Company received Nevada regulatory approval, and placed in casinos on a limited basis, the first units of the conversion game Tic Tac Disco-TM-. This was the first title introduced under what is referred to by the Company as the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. Tic Tac Disco-TM- was the first of several conversion titles, some mechanical and some video, that the Company has in various stages of development and plans to introduce in the next twelve to eighteen months. During the quarter ended March 31, 1999, regulatory approval for Tic Tac Disco-TM- was received for several jurisdictions in addition to Nevada. Subsequent to March 31, 1999, Nevada regulatory approvals were received for two additional conversion titles, Pick `N Pop-TM- and Pick `N Kick-TM-. The Company is awaiting the completion of technology that will enable the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company will not pursue an aggressive roll out of the conversion products until this technology is available. The Company expects to introduce this multi-coin feature on the conversion platform during its June 1999 quarter. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 1999.

         Revenues from casino operations were $20.9 million for the three months ended March 31, 1999, which remained consistent with the revenues of $20.9 million for the three months ended March 31, 1998. The Company's casinos experienced slight increases in revenues from slot machines that were offset almost entirely by decreases in revenues from table games. Two casinos, both larger and containing more gaming devices, opened near the Colorado Central Station Casino as expected, on June 24, 1998, and December 29, 1998, respectively. The Company was able to sustain year over year revenue levels despite the increased competition during the quarter ended March 31, 1999 versus the quarter ended March 31, 1998, but incurred increased marketing and personnel related costs as a result of the new competition. The Company is aware of other casino projects in various stages of planning in the Black Hawk market. The Company cannot predict the effect that the new and proposed casino openings will have on the Company's future Colorado casino operations. The Company expects that the increased competition will have a continued negative effect on revenues as well as on costs of casino operations such as promotions and costs related to retaining and recruiting qualified employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and other months unaffected by inclement weather. The Company expects this seasonality trend to continue.

         Revenues from route operations were $9.4 million for the three months ended March 31, 1999, an increase of $1.2 million or 14.6% from $8.2 million for the three months ended March 31, 1998. Machines on route increased 51 machines or 6.3% to 867 machines at March 31, 1999 from 816 machines at March 31, 1998 while average machines on route during the third quarter of fiscal 1999 increased 27 average machines or 3.2% to 865 average machines from 838 average machines during the third quarter of fiscal 1998. The increase in total route revenue was due to increased revenue from both participation and space lease arrangements. In addition to the increase in average machines, win per unit increased in the quarter ended March 31, 1999 as compared to 1998 due to enhancements in the machine mix at route locations and the increased population base in Southern Nevada, the Company's primary base of route operations. The Company cannot predict whether this growth trend will continue or if increased competition from expanding grocery store chains and local casinos will lead back to the historical trend of generally flat year over year route revenue comparisons. During the nine months ended March 31, 1999, several recently publicized quality of life issues surrounding the route operations were settled in a manner acceptable to both Anchor and certain governmental entities. The slot route industry and the Company, will alcove slot machines in grocery stores, provide better ventilation for cigarette smoke, enhance enforcement of the supervision over minors near slot areas, and provide greater awareness of facilities for the treatment of problem gambling. The Company cannot predict the effect, if any, that potential future efforts by governmental or other agencies to limit or curtail slot route operations in Nevada will have on the Company's route operations revenues and profits.

         COSTS AND EXPENSES. Total costs and expenses were $37.4 million for the three months ended March 31, 1999, an increase of $5.3 million or 16.5% from $32.1 million for the three months ended March 31, 1998. Total costs and expenses as a percentage of total revenues increased to 62.5% during the third quarter of fiscal 1999 from 54.3% during the third quarter of fiscal 1998.

         Costs and expenses of proprietary games operations were $4.4 million for the three months ended March 31, 1999 an increase of $500,000 or 12.8% from $3.9 million for the three months ended March 31, 1998. Proprietary games costs and expenses as a percentage of proprietary games revenues increased to 15.1% during the third quarter of fiscal 1999 from 13.3% during the third quarter of fiscal 1998.
The increase in proprietary games costs and expenses was primarily due to increased machine parts and increased production and service payroll. These increases were offset to some extent by decreases in costs associated with token sales for the Silver Strike-TM- game which experienced reduced revenues during the quarter. The increase in proprietary games costs as a percentage of revenue is primarily due to increased machine part and service type costs on a maturing stand-alone game base as compared to reduced revenues from the maturing stand-alone game base. Volatility in silver prices, which has occurred from time to time over the past several years due to developments in world silver markets, could also affect the future profitability of the Silver Strike-TM- game.

         Costs and expenses of casino operations were $10.9 million for the three months ended March 31, 1999, an increase of $1.0 million or 10.1% from $9.9 million for the three months ended March 31, 1998. Casino costs and expenses as a percentage of casino revenue increased to 52.0% during the third quarter of fiscal 1999 from 47.6% during the third quarter of fiscal 1998. The increase in casino costs and expenses was primarily due to increased advertising and promotions, and to a lesser extent increased payroll and related costs at the Company's Colorado Central Station Casino. The Company is experiencing increased promotion and payroll costs at the Colorado Central Station Casino as a result of increased competition from new casino openings in Black Hawk. Although the Company cannot predict the continued effect of the new and proposed casino openings in Black Hawk on the Colorado Central Station Casino's operations, the Company believes it is likely to increase both promotion and payroll costs in future periods and as a result reduce operating margins and potentially the casino's net income.

         Costs and expenses of route operations were $6.3 million for the three months ended March 31, 1999, an increase of $900,000 or 16.7% from $5.4 million for the three months ended March 31, 1998. Costs and expenses of route operations as a percentage of route revenue increased to 66.3% during the third quarter of fiscal 1999 from 65.3% during the third quarter of fiscal 1998. The increase in route costs and expenses was primarily due to increased location costs directly related to the increase in participation revenue.

         Selling, general, and administrative ("SG&A") expenses were $10.9 million for the three months ended March 31, 1999, an increase of $1.9 million or 21.1% from $9.0 million for the three months ended March 31, 1998. SG&A expenses as a percentage of total revenue increased to 18.2% during the third quarter of fiscal 1999 compared to 15.2% during the third quarter of fiscal 1998. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations. These increased expenses result from increased research and development expenses and, to a lesser extent, increased valuation allowances related to gaming machines and increased licensing costs. In addition, increased SG&A expenses include marketing and property costs at the Colorado Central Station Casino and corporate development costs. These increases were offset to some extent by decreased corporate legal expenses related to the shareholder lawsuits.

         Depreciation and amortization expense was $4.5 million for the three months ended March 31, 1999, an increase of $1.2 million or 36.4% from $3.3 million for the three months ended March 31, 1998. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations due to the placement of additional proprietary gaming machines and the use of shortened lives for the additional games placed.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $22.5 million for the three months ended March 31, 1999, a decrease of $4.6 million or 17.0% from $27.1 million for the three months ended March 31, 1998. As a percentage of total revenues, income from operations decreased to 37.5% during the third quarter of fiscal 1999 from 45.7% during the third quarter of fiscal 1998.

         NET INCOME. As a result of the factors discussed above, net income was $14.5 million for the three months ended March 31, 1999, a decrease of $2.7 million or 15.7% from $17.2 million for the three months ended March 31, 1998.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

         REVENUES. Total revenues were $186.3 million for the nine months ended March 31, 1999, an increase of $19.1 million or 11.4% from $167.2 million for the nine months ended March 31, 1998.

         Revenues from proprietary games operations were $93.1 million for the nine months ended March 31, 1999, an increase of $12.0 million or 14.8% from $81.1 million for the nine months ended March 31, 1998. The increase is primarily due to increased equity earnings in the Joint Venture, which, for accounting purposes, is recorded net of expense. Revenues recorded from the Joint Venture and related activities were $56.3 million for the nine months ended March 31, 1999 an increase of $17.9 million or 46.6% from $38.4 million for the nine months ended March 31, 1998. This increase was offset by a reduction in proprietary games revenues generated from Anchor's stand-alone business, or that business operated outside of the Joint Venture and its related activities.

         Revenues generated from Anchor's stand-alone business were $36.8 million for the nine months ended March 31, 1999, a decrease of $5.9 million or 13.8% from $42.7 million for the nine months ended March 31, 1998. The decreased revenues resulted from a decrease in the average win per unit during the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998, and to a lesser extent, a decrease in the number of units placed in casinos at March 31, 1999 as compared to March 31, 1998. Most of the decrease during the nine-month period was due to decreased revenues from the Company's Wheel of Gold-TM- game. To a lesser extent, stand-alone revenues decreased during the nine-month period due to decreased revenues generated from the sale of tokens for the Silver Strike-TM- game and decreased revenues generated by the Clear Winner-TM- and Totem Pole-TM-games. These decreases were offset to some extent by increased revenues during the nine-month period from the Company's CashBall-TM- and SafeBuster-TM- games.

         The Company expects the trend of decreased year over year revenue comparisons for Wheel of Gold-TM-, Silver Strike-TM-, Clear Winner-TM- and Totem Pole-TM- to continue due to the market maturity of these proprietary games. These operations are influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have a negative effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         During the quarter ended December 31, 1998, Anchor was issued two new patents that relate to the world of secondary events and bonusing features within gaming machines. The Company believes that this intellectual property provides the Company with a strategic advantage in a highly competitive game creation marketplace. The ultimate value of these patents is uncertain, and the Company cannot predict what benefits, if any, it can obtain as a result of owning this intellectual property.

         Revenues from casino operations were $64.0 million for the nine months ended March 31, 1999, an increase of $4.8 million or 8.1% from $59.2 million for the nine months ended March 31, 1998. The increase is primarily due to increased revenue at the Colorado Central Station Casino and to a lesser extent due to increased revenue at the Colorado Grande Casino. The increased revenues were primarily generated during the first six months of fiscal 1999 as revenues have been flat in year over year comparisons for the most recent three months. The competitive landscape has changed materially in the last twelve months in the Black Hawk market, where the Company's Colorado Central Station Casino is located. Two casinos, both larger and containing more gaming devices, opened near the Colorado Central Station Casino as expected, on June 24, 1998, and December 29, 1998, respectively. The Company experienced lower year over year revenue growth than in recent periods and increased marketing and personnel related costs as a result of the new competition. The Company is aware of other casino projects in various stages of planning in the Black Hawk market. The Company cannot predict the effect, if any, that the new and proposed casino openings will have on the Company's future Colorado casino operations. The Company expects that the increased competition will have a continued negative effect on revenues as well as on costs of casino operations such as promotions and costs related to retaining and recruiting qualified employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and other months unaffected by inclement weather. The Company expects this seasonality trend to continue.

         Revenues from route operations were $27.9 million for the nine months ended March 31, 1999, an increase of $2.3 million or 9.0% from $25.6 million for the nine months ended March 31, 1998. Average machines on route during the nine months ended March 31, 1999 was 859 machines, as compared to 822 machines during the nine months ended March 31, 1998. The increase in route revenue was due primarily to increased participation revenue as a result of both increased participation units and increased participation win per unit. Route revenues increased to a lesser extent from increased space lease revenue as a result of increased space lease units.

         The Company believes that the increased route revenue was primarily due to enhancements in the machine mix at route locations and the increased population base in Southern Nevada, its primary base of route operations. The Company cannot predict whether this growth trend will continue or if increased competition from expanding grocery store chains and local casinos will lead back to the historical trend of generally flat year over year route revenue comparisons. During the six months ended December 31, 1998, several recently publicized quality of life issues surrounding the route operations were settled in a manner acceptable to both Anchor and certain governmental entities. The slot route industry and the Company, will alcove slot machines in grocery stores, provide better ventilation for cigarette smoke, enhance enforcement of the supervision over minors near slot areas, and provide greater awareness of facilities for the treatment of problem gambling. The Company cannot predict the effect, if any, that potential future efforts by governmental or other agencies to limit or curtail slot route operations in Nevada will have on the Company's route operations revenues and profits.

         COSTS AND EXPENSES. Total costs and expenses were $108.2 million for the nine months ended March 31, 1999, an increase of $18.6 million or 20.8% from $89.6 million for the nine months ended March 31, 1998. Total costs and expenses as a percentage of total revenues increased to 58.1% during the nine months ended March 31, 1999 from 53.6% during the nine months ended March 31, 1998.

         Costs and expenses of proprietary games operations were $13.3 million for the nine months ended March 31, 1999, an increase of $2.0 million or 17.7% from $11.3 million for the nine months ended March 31, 1998. Proprietary games costs and expenses as a percentage of proprietary games revenues increased slightly to 14.3% during the nine months ended March 31, 1999 from 14.0% during the nine months ended March 31, 1998. The increase in proprietary games costs is due to increased machine part costs and increased production and service payroll. These increases were offset to some extent by reduced costs associated with token sales for the Silver Strike-TM- game which experienced reduced revenues. Volatility in silver prices, which has occurred from time to time over the past several years due to developments in world silver markets, could also affect the future profitability of the Silver Strike-TM- game.

         Costs and expenses of casino operations were $32.6 million for the nine months ended March 31, 1999, an increase of $4.9 million or 17.7% from $27.7 million for the nine months ended March 31, 1998. Casino costs and expenses as a percentage of casino revenue increased to 50.9% during the nine months ended March 31, 1999 from 46.9% during the nine months ended March 31, 1998. The increase in casino costs and expenses was primarily due to increased advertising and promotions costs and gaming taxes, and to a lesser extent increased payroll and related costs at the Company's Colorado Central Station Casino. Although the Company cannot predict the continued effect of the new and proposed casino openings in Black Hawk on the Colorado Central Station Casino's operations, the Company believes it is likely to increase both promotion and payroll costs in future periods and as a result reduce operating margins and potentially the casino's net income.

         Costs and expenses of route operations were $18.4 million for the nine months ended March 31, 1999, an increase of $2.4 million or 15.0% from $16.0 million for the nine months ended March 31, 1998. Costs and expenses of route operations as a percentage of route revenue increased to 65.8% during the nine months ended March 31, 1999 compared to 62.4% during the nine months ended March 31, 1998. The increase in route costs and expenses was primarily due to increased location costs directly related to the increase in participation revenue. To a lesser extent, the increase resulted from increased rent expense for space leases directly associated with the increase in space lease units.

         Selling, general, and administrative ("SG&A") expenses were $29.9 million for the nine months ended March 31, 1999, an increase of $6.5 million or 27.8% from $23.4 million for the nine months ended March 31, 1998. SG&A expenses as a percentage of total revenue increased to 16.0% during the nine months ended March 31, 1999 from 14.0% during the nine months ended March 31, 1998. The increase in total SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations. These increased expenses are primarily due to increased valuation allowances related to gaming machines, increased research and development expenses and increased royalties and commissions. In addition, increased SG&A expenses include increased marketing costs at the Colorado Central Station Casino and increased corporate political contributions, offset to some extent by decreased corporate development costs.

         In December 1998 the Company had been in discussions with the Ontario provincial government with respect to a settlement for the Company's work that resulted from the Company's success in the request for proposal conducted for charitable gaming. Those discussions are now concluded and the Company reached a settlement with the Ontario Government. The Province of Ontario has mandated that these discussions and their subsequent result be held in confidence. Accordingly, the Company cannot disclose the effect of any such settlement other than the financial effects of this matter will not be reflected in any future period.

         Depreciation and amortization expense was $12.6 million for the nine months ended March 31, 1999, an increase of $3.4 million or 37.0% from $9.2 million for the nine months ended March 31, 1998. This increase is primarily due to increased depreciation expense incurred in the Company's proprietary games operations and to a lesser extent increased depreciation incurred at the Colorado Central Station Casino and in the route operations.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $78.1 million for the nine months ended March 31, 1999, an increase of $500,000 or 0.6% from $77.6 million for the nine months ended March 31, 1998. As a percentage of total revenues, income from operations decreased to 41.9% during the nine months ended March 31, 1999 from 46.4% during the nine months ended March 31, 1998.

         NET INCOME. As a result of the factors discussed above, net income was $50.2 million for the nine months ended March 31, 1999, an increase of $300,000 or 0.6% from $49.9 million for the nine months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Anchor's principal sources of liquidity have been cash flows from operations. In October 1997, the Company completed a stock offering on behalf of selling shareholders. The Company did not receive any proceeds from the October 1997 offering. Net cash provided by operating activities was $61.5 million during the first nine months of fiscal 1999 and $46.0 million during the first nine months of fiscal 1998. At March 31, 1999, the Company had cash and cash equivalents of $89.3 million, working capital of $78.0 million, and a $10 million unsecured revolving bank line of credit (the "Bank Revolver").

         In the first nine months of fiscal 1999, the Company spent $12.0 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

         In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of the Company's common stock, $.01 par value per share ("Common Stock"). In December 1997, the board of directors authorized a repurchase of up to 514,000 additional shares of common stock. In October 1998, the board of directors authorized a repurchase of up to 640,400 additional shares of common stock bringing the number of shares authorized for repurchase back up to 1.0 million shares at October 21, 1998. As of March 31, 1999, the Company had repurchased 1,619,675 shares of common stock at a cost of $82.5 million: 103,500 shares were repurchased during the third quarter of fiscal 1999 at a cost of $4.3 million; 361,800 shares were repurchased during the second quarter of fiscal 1999 at a cost of $18.4 million; 180,000 shares were repurchased during the first quarter of fiscal 1999 at a cost of $10.1 million; 638,375 shares were repurchased during fiscal 1998 at a cost of $36.2 million; and 336,000 shares were repurchased during fiscal 1997 at a cost of $13.5 million. At March 31, 1999, 534,700 shares remained authorized under the repurchase program.

         In April 1997, the Company entered into the Bank Revolver, which was amended in December 1998 to expire November 30, 1999. The Bank Revolver bears interest at the prime rate of interest or LIBOR plus 2%, at the Company's option. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has remained in compliance with the covenants throughout the term of the credit facility. During the first nine months of fiscal 1999 the Company did not borrow under the Bank Revolver.

         In March 1999, the Company announced plans for a merger with Powerhouse Technologies, Inc. (Nasdaq: PWRH) ("Powerhouse"). Under the announced plan, Powerhouse will be acquired by the Company for $19.50 per share for each share of Powerhouse common stock plus net debt at closing. The total estimated purchase price of $290 million ($220 million equity value plus $70 million in net debt) is expected to be funded through a combination of the Company's available cash and debt financing. The Company has received a commitment from Bank of America National Trust and Savings Association and NationsBanc Montgomery Securities LLC regarding a $300 million senior credit facility ("Senior Credit Facility") for use in the acquisition. Terms of the Senior Credit Facility have not been finalized and are subject to final negotiation. The acquisition of Powerhouse is subject to approval by Powerhouse's shareholders and by gaming authorities in several states. The Powerhouse shareholders will vote on the proposed acquisition at a meeting to be held June 7, 1999. The Company expects the acquisition to close in the quarter ended September 30, 1999.

         The Company believes its principal liquidity requirements during the fourth quarter of fiscal 1999 will be the purchase of additional proprietary gaming machines in formats that have already been introduced to the market as well as the development and purchase of proprietary gaming machines in formats that have not yet been introduced. Should the acquisition of Powerhouse be consummated, capital expenditure and liquidity requirements may differ substantially.

         The Company believes that cash on hand, cash flow from operations, and available borrowings under the Bank Revolver and the Senior Credit Facility will be sufficient to fund its currently planned capital expenditures and acquisition plans.

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

         In addition, the Company has communicated, and continues to communicate, with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's exposure to third party year 2000 issues. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that representations made to the Company by third parties are in fact accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a material adverse effect on the operations of the Company.

         All costs related to the Company's Year 2000 Problem are being expensed as incurred, while the cost of new hardware or software, is being capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. Specifically, as of March 31, 1999, the Company has spent less than $100,000 and anticipates spending less than $500,000 thereafter. These costs and estimated completion dates are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from these plans. The

Company does not have a contingency plan relative to the Year 2000 Problem, although it intends to develop one before June 30, 1999.

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

         In February 1999, the Company and the Joint Venture, filed an action in U.S. district court against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's recently issued secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit against Acres by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the Company and the Joint Venture alleging wrongful use of Acres intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims.

         Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering judgement in favor of Anchor Gaming. The consolidated state action, captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

         The Company is party to several routine lawsuits arising from normal operations. Management does not believe that the outcome of such litigation will have a material adverse effect on the consolidated financial statements of the Company.

  ITEM 6.         (d) EXHIBITS

                  See index to exhibits

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                ANCHOR GAMING
                                (Registrant)


Date   May 12, 1999             /s/Michael D. Rumbolz
       ------------             ---------------------
                                Michael D. Rumbolz
                                Chief Executive Officer and
                                  President



Date   May 12, 1999             /s/Geoffrey A. Sage
       ------------             -------------------
                                Geoffrey A. Sage
                                Chief Financial Officer

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