Form 10-K
period 1999-06-30
ANCHOR GAMING
filed 1999-09-28
CIK 914923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                    FOR ANNUAL REPORT AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-23124
                            ------------------------

                                 ANCHOR GAMING
             (Exact name of Registrant as specified in its charter)

                   NEVADA                              88-0304253
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

                            815 PILOT ROAD, SUITE G
                            LAS VEGAS, NEVADA 89119
                    (Address of principal executive offices)

                 REGISTRANT'S TELEPHONE NUMBER: (702) 896-7568

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                          NAME OF EACH EXCHANGE ON WHICH
        TITLE OF EACH CLASS                         REGISTERED
-----------------------------------  ----------------------------------------
   COMMON STOCK, $.01 PAR VALUE         THE NASDAQ STOCK MARKET'S NATIONAL
                                                      MARKET

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 23, 1999 based on the $49.625 per share closing price for the Company's common stock on the Nasdaq National Market was approximately $593,197,747.

    The number of shares of the Registrant's Common Stock outstanding as of September 23, 1999 was 11,953,607.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about November 22, 1999 (to be filed) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                                           PAGE
-----------                                                                                                  ---------
PART I
          1  Business......................................................................................          1
          2  Properties....................................................................................         34
          3  Legal Proceedings.............................................................................         35
          4  Submission of Matters to a Vote of Securityholders............................................         36

PART II
          5  Market for Registrant's Common Equity and Related Stockholder Matters.........................         37
          6  Selected Financial Data.......................................................................         37
          7  Management's Discussion and Analysis of Financial Condition and Results of Operations.........         39
         7a  Quantitative and Qualitative Disclosures About Market Risk....................................         48
          8  Financial Statements and Supplementary Data...................................................         49
          9  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........         72

PART III
         10  Directors and Executive Officers of the Registrant............................................         72
         11  Executive Compensation........................................................................         72
         12  Security Ownership of Certain Beneficial Owners and Management................................         72
         13  Certain Relationships and Related Transactions................................................         72

PART IV
         14  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................         73

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Anchor Gaming ("Anchor" or the "Company") is a diversified gaming company that seeks to capitalize on its experience as an operator and developer of gaming machines and casinos by developing gaming oriented businesses. The Company was incorporated in 1993 under the laws of the state of Nevada. Anchor has historically operated two casinos in Colorado, a slot machine route in Nevada and has developed and distributed unique proprietary games. In June 1999, Anchor completed the acquisition of 100% of the outstanding common stock of Powerhouse Technologies, Inc. ("Powerhouse" and the "Powerhouse Acquisition") pursuant to a merger agreement between Powerhouse and the Company. Powerhouse, through its operating units, is one of the leading suppliers of system software, equipment and related services for on-line lotteries, video lotteries, and pari-mutuel systems throughout the world, and is a manufacturer and distributor of gaming devices for casinos. In addition, Powerhouse owns and operates a racetrack and gaming facility in New Mexico.

    The Company develops and distributes unique proprietary games, manufactures and distributes gaming devices to casinos, operates two casinos in Colorado and one racetrack/casino in New Mexico, and operates gaming-machine routes in Nevada and Montana. Through business units added in the Powerhouse Acquisition, the Company supplies system software, equipment, and related services to on-line lotteries, video lotteries, casinos, and pari-mutuel organizations throughout the world. Presently, the Company's equipment and systems are in operation in the United States, Canada, Australia, Europe, South America, South Africa, and the Caribbean.

    The Company operates through wholly owned subsidiaries; Anchor Coin, Automated Wagering International, Inc., C.G. Investments, Inc, D D Stud, Inc., Nuevo Sol Turf Club, Inc., Raven's D&R Music, Inc., United Tote Company, United Tote Canada, VLC, Inc., and VLC of Nevada, Inc. The Company also owns 80% of one additional subsidiary, Colorado Grande Enterprises, Inc.

    References in this Annual Report on Form 10-K to Anchor or the Company include subsidiaries unless the context requires otherwise.

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and other applicable securities laws. Such forward-looking statements may be contained in the Company's business description and in Management's Discussion and Analysis of Financial Condition and Results of Operations, among other places. Although the company believes that the expectations reflected in any of its forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in any of the Company's forward-looking statements.

    All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans, strategies and objectives of management for future operation, any statements concerning proposed new products, services or developments, any statements regarding future economic conditions or performance, any statements of belief, and any statements of assumptions underlying any of the foregoing. The Company's future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to the inherent risks and uncertainties that are summarized in this section and that are or have been described in the Company's reports filed with the Securities and

Exchange Commission. The Company undertakes no obligation to update any forward-looking statement. Presently-known risk factors include, but are not limited to, the items discussed below.

RISK FACTORS

GENERAL

- The Company's business, if affected by factors beyond the Company's control, including governmental regulation of gaming, wagering and lottery operations, changes in licensing requirements, and the economic conditions of jurisdictions served, could limit or eliminate the Company's ability to produce revenue from gaming operations.

- Possible jurisdictional voter or legislative action to disallow gaming in some or all forms and/or lack of legislation permitting the expansion of gaming, could limit the Company's ability to sustain current revenue levels and reduce the revenue growth potential.

- Pending legal items that the Company does not currently expect to have a material adverse effect on the Company's financial position or results of operations could be resolved in manners substantially different from management's expectations, thereby having a material adverse effect.

- Seasonal factors such as inclement weather could hamper the ability of the Company's patrons to access its gaming facilities or gaming facilities where the Company's gaming products are located, thereby having an adverse effect on the Company's revenues and profits.

RISKS OF GAMING MACHINES AND SYSTEMS

- Successful expansion of installed proprietary games, enhancements of existing games, introduction of new games, and continued customer services may not occur on schedule or may occur at costs in excess of historical or anticipated levels, and could have an adverse effect on continuing revenues or profitability of participation and lease arrangements.

- The popularity of the games with gaming patrons and the ability of the games to be successful and popular over the long-term (obsolescence) may affect the Company's results of operations.

- The Company may not be able to place new games with casinos on economic terms acceptable to both the Company and the casinos which could limit the placement of games.

- Status of pending trademarks and patents, including approval by the United States Patent and Trademark Office, is uncertain and may not result in any intellectual property protection for the Company. As a result, competitors could develop means to effectively compete with the intellectual property developed by the Company.

- Games and products without trademark or patent protection may be reproduced or duplicated by competitors without violating any legal rights of the Company, which could reduce the revenue generating abilities of the Company's own games.

- Machine-replacement demand in video lottery markets may not materialize, limiting the Company's ability to sell such machines.

- Proposals to disallow revenue-sharing arrangements between gaming machine suppliers and casino operators in favor of machine-purchase arrangements could cause the Company to change its proprietary games revenue generating model from a recurring-revenue basis to a single-sale basis, reducing the revenues and/or profitability of the operations.

- The ability of gaming jurisdictions to increase tax and license fees or require pro-rata responsibility for gaming taxes on participation or similar revenue sharing arrangements could increase costs and reduce margins.

- Financing of sales of gaming machines may result in non-collection of the sale price of the machines or the length of the repayment may exceed the useful life of the equipment.

- Proposals to allow Nevada-style gaming in California, if passed, could reduce gaming revenues in Nevada that were realized from California customers and consequently reduce revenues in the Company's proprietary games operations.

- Competitor's ability to successfully design and market new game ideas or increases in resistance to the Company's recurring revenue business model could lead to reduced earnings from or removal of the Company's proprietary games placed in casinos.

RISKS OF DEPENDENCE ON SUPPLIERS

- Use of outside vendors, some of which are competitors of the Company, to manufacture a significant portion of the Company's proprietary game machines and parts may limit the Company's ability to develop machines at costs that will result in acceptable operating margins.

- Ability to obtain gaming machines and components, production parts, and replacement parts on reasonable terms or on a timely basis may hinder the Company's ability to introduce new gaming machines on schedule, resulting in delayed revenue generating abilities of the games.

- Vendors' continued support or modification of existing equipment necessary to comply with licensing and regulatory requirements of various gaming jurisdictions may be costly or unavailable, requiring the Company to remove games from operation and reducing the ability of the Company to generate continued revenue from such games or increasing the costs of operating the games.

- The Company relies on suppliers to provide products that comply with licensing and regulatory requirements in both new and existing jurisdictions. Products that do not comply with such requirements may delay introduction of new games or modifications to existing games.

RISKS OF GAMING OPERATIONS

- The Company may not be able to identify suitable casino projects in which to invest, reducing the Company's ability to increase gaming operations revenue through expansion.

- Start-up and completion of competitor casino projects may occur more rapidly than scheduled or contemplated and could accelerate the anticipated decline in revenues and profitability of the Company's gaming operations as a result of the increased competition.

- Factors beyond the Company's control, including identifying suitable investment partners (if appropriate), negotiating acceptable terms, securing required state, foreign, and local licenses, permits, and approvals, securing adequate financing on acceptable terms, identifying and securing suitable locations (which management expects will be limited and in high demand), voter and other political approvals, demographic trends, and consumers' gaming preferences could limit the Company's ability to expand gaming operations revenue.

- Potential significant costs necessary to pursue and commence new gaming opportunities may negatively affect the Company's historical operating margins during the periods such costs are recorded.

BLACK HAWK AND CRIPPLE CREEK PROPERTIES

- Weather-related access to the properties may be impaired, resulting in a reduced ability to generate operating revenue during severe weather.

- Increased competition from new casino properties in the immediate vicinity may result in competitive pressures on revenues and expenses in excess of those anticipated.

- Seasonal traffic congestion may reduce customer access to properties, reducing the ability to generate operating revenues.

- Concerns as to the availability of convenient parking in Black Hawk and, to a lesser extent, Cripple Creek, may limit the potential for growth of total gaming market customers.

- Demand on Black Hawk's and, to a lesser extent, Cripple Creek's, municipal systems, including water and sewage treatment facilities, may exceed capacity for which the cost for upgrading may be borne in part by the gaming industry and would increase operating costs of the Company's gaming properties in these locations.

SUNLAND PARK PROPERTY

- The New Mexico legislature could prohibit gaming at racetracks or indefinitely postpone consideration of proposals to increase the allowable number of gaming machines, permit the operation of table games or increase the allowable hours of operation. Any of these actions could adversely affect the Company's gaming operations or could limit potential growth of the operations at Sunland Park.

ENVIRONMENTAL CONSIDERATIONS

- Location of the Colorado Central Station Casino in an area that has been designated by the Environmental Protection Agency as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site, as a result of contamination from historic mining activity in the area may result in fines or clean-up costs incurred by the Colorado Central Station Casino, reducing the profitability of the operations.

- The flow of ground water on the site of the Colorado Central Station Casino may require additional de-watering and/or water treatment costs to be incurred by the casino.

RISKS OF ROUTE OPERATIONS

- Possible proposals to prohibit, limit, or change where gaming devices are placed in convenience, grocery and similar retail facilities as a result of governmental or other agencies studying the effect of gaming in grocery and convenience stores in Nevada could result in decreased revenues, increased costs and limited ability to expand operations.

- Costs to replace aging gaming equipment on the Montana routes could significantly reduce the profitability of those operations.

RISKS OF LOTTERY OPERATIONS

- Failure to achieve timely implementation and performance requirements under Automated Wagering International, Inc.'s ("AWI") lottery contracts may result in contractually assessable liquidated damages (the Company maintains errors and omissions coverage under risk management policies, which would cover certain but not all claims).

- Lottery contracts may be terminated for cause resulting in future decreases in revenues.

- Cancellation of a lottery contract if a state enacts a statute removing the authority or ability of the state to conduct a lottery would result in future decreases in revenues.

- Termination of a contract without cause or for the convenience of the lottery, typically with at least 12 months prior written notice, would result in future decreases in revenues.

- Lottery authorities may have a contractual option (under certain of AWI's facility management contracts) to purchase AWI's lottery system during the contract term at a predetermined price, which could substantially change the anticipated profitability of a contract to AWI.

- Lottery authorities may require AWI to install additional terminals and/or add new lottery games, which may require significant unanticipated capital expenditures by AWI.

- Wagering level assumptions made when bidding services under long-term lottery contracts may not be realized. If actual levels are less than assumed, profitability of the contract may be adversely affected.

- Retaining and gaining customers through the competitive bidding process could result in a substantial decrease in the Company's anticipated profitability, retention of contracts if competitors under-bid the Company, or ability to increase lottery revenues through expansion.

- Significant capital investment required to implement services under long-term lottery contracts may require additional financing at rates exceeding the current average rate of the Company, resulting in additional incremental interest costs.

- The ability to maintain or develop leading technology lottery equipment could cost more than anticipated and as a result reduce profit margins.

RISKS OF PARI-MUTUEL SYSTEMS

- The ability to retain or add customers at a pricing structure acceptable to the Company could limit the growth of the pari-mutuel revenues and profits.

PURCHASE ACCOUNTING ISSUES

- The Company is in the process of finalizing its evaluation of the fair values of the assets and liabilities acquired in the Powerhouse Acquisition, including the quality of accounts receivable, contingent liabilities relating to litigation, liabilities for involuntary employee terminations, and certain other assets and liabilities. Material adjustments to the balances recorded at June 30, 1999 could occur in fiscal 2000.

DEPENDENCE ON PERSONNEL

- The Company is dependent on the efforts and skills of Stanley E. Fulton, the Company's Chairman of the Board, and other key officers and employees of Anchor to continue the successful operation of the Company and the Company's ability to grow.

- Additional managers with gaming industry experience, as well as additional skilled employees, which would be required to facilitate an expansion of Anchor's business may not be available or may be available at substantially increased costs, resulting in decreased profitability.

- A shortage of skilled management personnel in the gaming industry may make it difficult and expensive to attract and retain qualified managers and employees.

- Certain key employees perform their services under contracts that do not contain covenants not to compete with the Company.

- Competition for employees in the Black Hawk market as additional operators open or plan to open new facilities will likely increase the cost of retaining qualified employees.

CONTINUING DIRECTOR PROVISION IN THE COMPANY'S RIGHTS PLAN

- A Delaware Chancery Court's ruling that a rights agreement provision similar to the Continuing Director requirement included in the Company's Rights Plan is unenforceable under Delaware law, could affect the enforceability of a similar provision under Nevada law.

GAMING REGULATIONS AND TAXES

- The Company's operations are subject to extensive state and local regulations in most jurisdictions as discussed in "Government Regulation". There can be no assurances that the Company's required licenses or permits will be renewed in the future or that any required filings will be approved to conduct business in other gaming jurisdictions.

- Regulatory changes or increases in applicable taxes, fees and laws in the jurisdictions in which the Company operates could have a material adverse effect on the Company.

- Persons who acquire a beneficial ownership interest in the Company's Common Stock exceeding designated percentages of issued and outstanding shares may be subject to certain reporting and qualification procedures. The Company's Articles of Incorporation provide for a mandatory repurchase of the Common Stock of a stockholder who is found unsuitable by a gaming jurisdiction.

- Changes in control of the Company and certain other corporate transactions require the prior approval of certain gaming authorities which could adversely affect the marketability of the Common Stock or prevent certain corporate transactions, including mergers or other business combinations. See "Government Regulation."

- The majority of gaming jurisdictions require the testing and approval of gaming machines manufactured or supplied by the Company. There can be no assurances that new game submissions of the Company will be approved or that games currently approved will continue to meet new standards imposed in changes to any gaming laws and regulations. See "Government Regulation."

- Certain games are sometimes manufactured pending regulatory approval, subjecting the Company to the risk of either retrofitting or abandoning inventory upon non-compliance with or modification of gaming laws and regulations. See "Government Regulation." If games do not receive approval, costs incurred in manufacture would result in additional expense.

CONTROL OF THE COMPANY

- The officers and directors of the Company and members of their respective families own beneficially approximately 43% of the outstanding Common Stock. The ability to vote these shares gives management the ability to exert substantial influence over any matter coming to a vote of stockholders of the Company, including the election of directors and certain mergers, asset sales, or other major corporate transactions affecting the Company.

- All six of Mr. Stanley E. Fulton's children and a third party have granted him irrevocable proxies expiring on December 31, 2000 to vote their shares of Common Stock. As a result, Mr. Fulton will have voting control of more than 40% of the Common Stock outstanding. Such voting power, together with certain anti-takeover provisions included in the Company's Articles of Incorporation and Bylaws and a Shareholder Rights Plan could have the effect of delaying or discouraging an unsolicited takeover of the Company.

                       OPERATING SEGMENTS OF THE COMPANY

GENERAL

    Financial information by segment including revenues, income (loss) from operations and assets can be seen in Note 4 to the financial statements.

GAMING MACHINES AND SYSTEMS

GENERAL

    The Gaming Machines and Systems segment encompasses the Company's proprietary games operations and gaming machine and system sales. The proprietary games operation focuses on the development of game software and devices used to generate recurring revenue streams to Anchor through lease, participation, royalty revenues or other similar arrangements. Through its gaming machine and system sales operations acquired in the Powerhouse merger, the Company also develops game software, and in addition, manufactures gaming machines and generally sells the machines and related operating systems rather than leasing or participating in the machines' revenues.

PROPRIETARY GAMES

    GENERAL. Anchor develops proprietary games, which it markets to unaffiliated casinos and uses in its own gaming operations. The Company's strategy is to develop games that provide casinos with a higher win per machine than their existing gaming devices generate on average, while generating recurring streams of revenues to the Company from royalty, revenue participation, fixed daily rental fee, or other similar agreements. Although the Company initially developed proprietary games as a complement to its own gaming machine operations, the Company has been actively marketing its proprietary games to unaffiliated casinos since February 1993. The Company currently provides proprietary games to virtually every major casino in the United States, as well as to the two casinos it owns in Colorado. In September 1996, the Company entered into a strategic alliance (the "Strategic Alliance") with International Game Technology ("IGT"), the largest manufacturer of computerized casino gaming products, to enhance the Company's ability to develop and distribute proprietary games. Through the Strategic Alliance, the Company and IGT have formed a joint venture (the "Anchor IGT JV") to develop, integrate, and distribute proprietary game concepts, primarily on wide area progressive systems ("WAPs"), but also on a stand-alone basis, including conversion kits.

    The Company, seeking to capitalize on its established sales and marketing infrastructure, its base of existing casino customers, and its licenses in virtually all major domestic gaming jurisdictions, has been actively developing proprietary games, which can be classified as either a dedicated proprietary game, a proprietary game on a WAP, or a converted proprietary game. The Company's proprietary games are designed to increase gaming customer play levels by either enticing the customer to play longer or to wager more coins per play. The Company believes that an opportunity exists to further expand and develop the market for proprietary games distributed under royalty, revenue participation, fixed daily rental fee, or other similar arrangements.

    DEDICATED PROPRIETARY GAMES. The Company has successfully developed or acquired the rights to several dedicated or stand-alone (versus those on a WAP) proprietary games that are currently installed and approved for use. All of the machines are placed in casinos free of any initial charge, allowing the casino to avoid up-front purchase costs and providing recurring revenues to Anchor under royalty, revenue participation, fixed daily rental fee, or other similar agreements. The machines utilize numerous unique concepts and designs in order to increase overall gaming customer play levels; for example, the Company's most popular dedicated proprietary game, Wheel of Gold-TM-, incorporates innovative game features that contribute to higher play levels. Players on the Wheel of Gold-TM- machine have the opportunity to activate on the same machine a three dimensional "roulette" type wheel with significantly higher potential winnings, providing a secondary game event and additional excitement to the customer through the Company's "game within a game" concept. Anchor's "game within a game" concept provides the player an incentive to increase play through the secondary game event, thereby maximizing customer-playing time.

    WAP PROPRIETARY GAMES. A WAP is a system that electronically links individual slot machines among multiple locations, allowing all the machines to share a common jackpot. The WAP jackpot increases, or progresses, by a certain percentage of each coin inserted into any one of the machines on the WAP network, thereby allowing the jackpot to increase rapidly to a significant amount. Management believes that the large jackpots offered by WAP machines attract a distinct portion of a customer's gaming budget compared with non-WAP machines. In order to capture this portion of a customer's gaming budget, the Company entered into the Strategic Alliance, resulting in the Anchor IGT JV, for the purpose of developing and installing WAP machines based on both existing dedicated proprietary games and other game designs. The Company and IGT share in the management of the Anchor IGT JV and generally share equally in its profits and losses. The first WAP machine introduced by the Anchor IGT JV is the Wheel of Fortune-TM-, a game that is very similar to the Company's Wheel of Gold-TM-.

    CONVERSION OPPORTUNITY. The Company's first proprietary game was the video poker game Double Down Stud-TM-, a software conversion kit that the Company installs in existing third party casino gaming machines. The enhancement created by the installation provides the Company a daily royalty for each converted machine. Management believes that as casinos experience pressure to increase "same store sales" they will seek to enhance the performance of their installed base of machines by adding new features by means of conversion kits. The Company continues to develop technology on its own and within the Anchor IGT JV to allow older generation slot machines to utilize additional features such as the "game within a game" concept.

    DEVELOPMENT. Anchor is continually engaged in the development of new proprietary games and in the improvement of existing games. After the Company has identified the basic concept for a new game, it works to refine the new game to maximize player appeal. The Company's efforts include computer simulated studies of the game probabilities to determine the optimal pay schedules; research of, and application for, any significant intellectual property rights that can be claimed; design of packaging for the game; establishment of a pricing strategy for the game; and application for the necessary regulatory approvals. Anchor then solicits feedback from potential casino customers to further refine the game. At the production stage, Anchor and the manufacturer refine the technology and construction of the game. Prior to the release of any new game, Anchor must receive necessary regulatory approvals. Anchor added a research and development department and acquired an engineering group to enhance its ability to develop new proprietary game concepts in fiscal 1998. As a result of the Powerhouse Acquisition, Anchor currently employs more than 300 engineers, many of whom are dedicated to the development of new game design and technology.

    DISTRIBUTION. Anchor has an established sales organization with offices in Nevada, Missouri, Mississippi, Louisiana, Indiana and New Jersey servicing an established customer base of over 250 casinos at June 30, 1999. The Company distributes its proprietary games primarily through a direct sales effort in which sales representatives call on casinos and other potential customers. Anchor also uses distributors in a limited number of jurisdictions.

    ANCHOR-IGT STRATEGIC ALLIANCE. In September 1996, the Company entered into the Strategic Alliance. The Company believes that the Strategic Alliance will facilitate both the expansion of their proprietary games business and the Company's ability to develop and distribute additional proprietary games on a WAP. As part of the Strategic Alliance, Anchor and IGT have formed the Anchor IGT JV.

    The Company and IGT share in management and generally share equally in the profits and losses. IGT's WAP system is being used within the Anchor IGT JV for a variety of the Company's dedicated proprietary game concepts including Wheel of Gold-TM-. IGT's Wheel of Fortune-TM- game is also covered under the Strategic Alliance. Property, including intellectual property, developed through the joint venture is owned by the Anchor IGT JV. The joint venture agreement had an initial duration of ten years, expiring September 2006. In 1999, the JV agreement was extended by Anchor and IGT, and now terminates on December 15, 2015, unless the parties agree to a further extension. After the 2015 expiration, either party may terminate the joint venture upon at least one year's prior notice. The Anchor IGT JV does not acquire any rights to the individual intellectual property rights of Anchor and IGT that are developed outside of the joint venture. In March 1999, Anchor granted IGT a non-exclusive right under its recently issued secondary event patents. In exchange, IGT agreed to not make or distribute gaming devices covered by the claims of the Anchor patents other than on behalf of the Anchor IGT JV. In addition, IGT granted to the Anchor IGT JV the exclusive rights to the stand-alone Barcrest line of gaming machines and IGT agreed to develop a multi-line multi-coin video base game with the Wheel of Fortune-TM- as a secondary event for the exclusive use of the Anchor IGT JV. The Anchor IGT JV began distributing the multi-line, multi-coin video Wheel of Fortune-TM- in September 1999. In the event that any particular state jurisdiction prohibits the equal share of profits and losses, management responsibility, or allocation of expenses in the Anchor IGT JV, Anchor and IGT make alternative arrangements to satisfy such regulatory requirements.

    INTELLECTUAL PROPERTY RIGHTS. Anchor has secured and endeavors to secure, to the extent possible, exclusive rights in its games, primarily through federal and foreign intellectual property rights, such as patents and trademarks. The United States Patent and Trademark Office has issued several patents to Anchor, including:

    - Five patents expiring between December, 2009 and October, 2015 covering the Double Down Stud-TM- games in the United States.

    - One patent expiring on March, 2012 covering innovations of the Silver Strike-TM- game (but there is no independent protection of the game itself).

    - One patent which was issued in 1993, relating to a system it developed that allows players of gaming devices to participate in a group game, such as bingo, without leaving the gaming device they are playing.

    - One patent expiring July, 2112 covering the Crazy Joker "traveling wild card" concept.

    - Two patents expiring between October and December 2015 covering Wheel of Gold-TM- and additional payout indicators.

    - One patent expiring June, 2016 covering the Wheel of Gold-TM- on a table game.

    - One patent expiring on October, 2011 related to the game Player's Choice
      21.

    To protect potential foreign sources of income, the Company has filed patent applications and trademark applications in strategically selected foreign countries.

    COMPETITION. Intense competition characterizes the market for proprietary games. Competitors in the game industry include manufacturers of gaming devices and other companies marketing gaming products and conversion kits, both of which compete directly with the Company for the limited gaming spaces available at casinos. The popularity of any of the Company's games may decline over time as consumer preferences change or as new, competing games are introduced. The Company's competitors are engaged in intense efforts to produce proprietary games that compete with those of the Company. As a result, Anchor must continually adapt its products to consumer preferences in order to maximize the economics of the game to the Company.

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

    SEASONALITY. The Company's proprietary games operations typically have their highest levels of business during the summer tourist season when casinos normally experience heavier tourist traffic. Proprietary games operations within the Anchor IGT JV, as well as within Anchor's proprietary games operations outside of the Anchor IGT JV, during the winter months could be significantly affected by inclement weather, road conditions and casino patron traffic patterns throughout the gaming jurisdictions in which proprietary games are operated.

MACHINE AND SYSTEM SALES

    GENERAL. The Company, through its newly-acquired VLC, Inc. and VLC of Nevada, Inc. subsidiaries (collectively, "VLC"), develops, manufactures and markets video gaming machines, central control systems and related services for the gaming machine industry, including both video lottery and casino gaming venues.

    Video lottery gaming is the use of video gaming machines to provide low stakes gaming entertainment to enhance revenue for states and other lottery jurisdictions. The machines, offering games including poker, blackjack, bingo and keno, as well as spinning reel games, are generally located in age-restricted establishments. The video lottery gaming machine industry is subject to governmental regulation and taxation and, depending on the jurisdiction, may be monitored and controlled by a central computer system. Video lottery gaming programs provide substantial incremental sources of revenue to governmental jurisdictions without increasing general taxation. The video lottery gaming market is different from the casino and traditional lottery markets. Unlike video gaming machines designed for the casino market, most video lottery gaming machines are located in places where gaming is not the principal attraction (i.e., bars and restaurants). The stakes on video lottery gaming machines typically range from $0.25 to $2.50 per play, and payoffs typically are capped at $100 to $1,000. Currently, nine U. S. states (Delaware, Louisiana, Montana, New Mexico, Oregon, South Dakota, Rhode Island, South Carolina and West Virginia), five states in Australia, eight Canadian provinces, Iceland, Norway, Sweden and South Africa have authorized various levels and forms of video lottery gaming.

    In addition to the video lottery market, VLC sells its video gaming machines to land-based, riverboat and Native American casinos. The Company holds licenses to sell gaming machines in numerous jurisdictions, including Nevada, Mississippi and New Jersey, the three largest casino markets in the U. S., as well as in most other major North American Gaming jurisdictions. The approval of gaming in new land-based casino jurisdictions, riverboat gaming, Native American casino gaming and networked video lottery systems has driven gaming equipment demand growth during the 1990s. In the United States, casino video gaming is permitted in Colorado, Illinois, Indiana, Iowa, Louisiana, Mississippi, Missouri, Montana, Nevada, New Jersey and South Dakota, as well as on Native American lands in some of those and in several additional states including Arizona, California, Connecticut, Iowa, Michigan, Minnesota, New Mexico, North Dakota, Oregon and Wisconsin. Outside the United States, Canada, Australia and France are the most developed, but Asia, South Africa and South and Central America are all expanding or exploring gaming operations. While most of the demand for casino gaming machines relates to replacement sales, growth also stems from the development of new casinos.

    MARKET OVERVIEW. The Company believes that replacement product demand for gaming machines is anticipated to accelerate throughout 1999 and 2000. This creates a potential opportunity for the Company to introduce new games and capitalize on its superior machine performance and advanced technology. Future replacement demand may accelerate as gaming equipment in markets opened in the early 1990s gradually reaches replacement age. Research published by gaming analysts estimates that over 120,000 machines will need to be replaced over the next three years. This research also suggests that an additional 17,000 expected gaming machine replacements from government-owned systems brings the total gaming machine replacement demand to an estimated 137,000 units by 2001.

    Victoria, Australia, authorized private sector placement of 5,000 terminals when operations commenced in August 1992, raising the level of permissible terminals to 27,000 by 1996. Additional growth is expected in South Africa. To date, one province, Mpumalanga, has approved manufacturers and operators and has begun to set licensing guidelines for locations. The province of Gauteng has approved manufacturers of gaming machines. There can be no assurance, however, as to any such growth prospects.

    The Company believes casino gaming at pari-mutuel racetracks may expand as more jurisdictions pass legislation allowing gaming. The Company plans to leverage the relationships developed with the pari-mutuel racetracks through its United Tote subsidiary to attempt to gain entrance into these markets.

    VIDEO LOTTERY MARKETS. The following table, as of June 30, 1999, sets forth certain information concerning the number of Company and non-Company video lottery gaming machines in operation in the jurisdictions that currently have video lottery operations:

                                                                                         CENTRAL         COMPANY SHARE
                                         COMMENCEMENT       OWNERSHIP                    CONTROL    ------------------------
JURISDICTION(1)                              DATE           STRUCTURE     TERMINALS(2)    SYSTEM     TERMINALS     PERCENT
-------------------------------------  -----------------  --------------  ------------  ----------  -----------  -----------
Alberta, Canada......................        1992         Government             5,991    GTECH          4,024         67.2%
Atlantic Canada(4)...................        1990         Private/Gvt            9,965     VLC           2,874         28.8%
Delaware(5)..........................        1995         Government               432     AWI             287         66.4%
Iceland..............................        1991         Charitable               580     VLC             500         86.2%
Louisiana............................        1992         Private               14,923     IGT          11,000         73.7%
Montana(6)...........................        1985         Private(11)           16,574     None          5,323         32.1%
Northern Territory...................        1996         Government               500     VLC              50         10.0%
Oregon(7)............................        1992         Government             8,202    GTECH          3,530         43.0%
Quebec...............................        1994         Government            15,380     VLC           6,583         42.8%
Rhode Island(8)......................        1992         Government             1,628    GTECH            223         13.7%
Saskatchewan.........................        1993         Government             3,343    GTECH          1,148         34.3%
South Australia......................        1994         Private               11,055     VLC             928          8.4%
South Dakota(9)......................        1989         Private                8,008     VLC           7,641         95.4%
Victoria, Australia(10)..............        1995         Private               13,700     VLC           1,396         10.2%
Victoria, Australia(10)..............        1995         Trust                 13,600   Private         4,600         33.8%
West Virginia........................        1997         Private/Gvt            3,049   Various           664         21.8%
                                                                          ------------              -----------
                                                                               126,930                  50,771         40.0%

------------------------

 (1) Excludes several other jurisdictions in which the Company currently does not participate, including Manitoba, Sweden, Queensland and Tasmania even though the Company is licensed in Tasmania.

 (2) Estimated number in operation as of June 1999.

 (3) Number of VLC gaming machines sold may vary from number in operation.

 (4) Total number of gaming machines and number of VLC gaming machines based on information provided by Atlantic Lotto. Atlantic Canada encompasses the provinces of New Brunswick, Newfoundland, Nova Scotia and Prince Edward Island. New Brunswick and Prince Edward Island have adopted a private ownership structure, while in the provinces of Newfoundland and Nova Scotia, the gaming machines are owned by the government or its appointed agent.

 (5) Delaware operates both mechanical slots and video gaming machines. Statistics represent only video gaming machines.

 (6) Total number of video lottery gaming machines and number of VLC gaming machines based on number of gaming machines licensed, according to the Montana Gambling Control Division and VLC shipment reports.

 (7) Total number of gaming machines and number of VLC gaming machines based on contract with Oregon State Lottery.

 (8) Video lottery operations are authorized at only two pari-mutuel facilities to which the Company is one of five suppliers.

 (9) Total number of gaming machines based on information provided by the South Dakota Lottery. Number of VLC gaming machines based on VLC shipment reports.

 (10) Tattersall Sweep Consultation (the lottery) and TABCORP (the off-track racing association) are the two approved operators in the state of Victoria.

 (11) Private includes coin operators and/or location owners.

    GAMING MACHINES AND GAME SOFTWARE. The Company seeks to capture a significant portion of the market for its VLC gaming machines by offering a technologically advanced and reliable machine to the operator, and a fun, fast, easy game to the player. The Company's current generation of VLC gaming machines incorporates interactive touchscreen control technology on a multi-color video display. Each VLC gaming machine is capable of storing over 100 different games in memory, depending on the games' memory requirements. The VLC machine can present up to twelve different games selected through a menu format, such as poker, blackjack, bingo and keno and spinning reel games. The player can vary the amount of each wager. The number of games that may be offered on a VLC gaming machine, the specific games and the amount that a player can wager are determined by the regulating authority in each jurisdiction.

    The VLC gaming machines also incorporate a variety of menu-driven internal accounting, security and diagnostic features, such as on screen accounting, audit and game statistics. The VLC machines have redundant and self-correcting memory and self-diagnostic circuitry designed for reliability in widely dispersed locations. The VLC gaming machines are manufactured with a set of custom components that can interface with various peripheral devices (such as coin and bill acceptors, coin hoppers, printers and ticket dispensers) in a modular design for ease of maintenance and flexibility of configuration.

    The Company recently introduced its Coin-Free-TM- system into the casino markets of Nevada, Mississippi and Iowa. Using printer technology and site controller communications originally developed for video lottery markets, the Coin-Free-TM- product eliminates the need for coin handling, hand-paid jackpots and hopper fills. Using bill acceptors rather than coin, a Coin-Free-TM- gaming machine pays out through printed vouchers. A bar code reader, linked to the system's site controller, authenticates cash vouchers prior to payout. With no coin to handle, machine down-time is significantly reduced compared with a traditional coined machine. Casinos are using this as a means to bring back penny and nickel slots. At June 30, 1999, in excess of 1,500 units were in place and operating under the Coin-Free-TM- program.

    In addition to Coin-Free-TM- products, the Company sells two lines of traditional coined terminals: its Winning Touch-Registered Trademark- series and the Winning Touch-Registered Trademark- Power Series-TM- with enhanced graphics, improved sound capabilities and more efficient software design. In 1998 the Company introduced a slant-top version of its machines to give customers a greater choice for machine placement and location design.

    The Company believes that innovative graphics and advanced technology, which have been key contributors to VLC's success in the video lottery market, have benefited the Company in the casino marketplace as well. The games, the players, and the operator's needs, including enhanced reliability and revenue generation, are the same for both industries. The knowledge and experience acquired through its video lottery operations should enable VLC to further enhance the playability and appeal of its machines in the casino markets.

    MARKETING AND DISTRIBUTION. The Company must obtain a license and approval of its VLC gaming machines before it can sell machines in either the casino or video lottery markets. The marketing and distribution of VLC gaming machines is controlled to some extent by the statutory and regulatory structure adopted in each jurisdiction. The Company markets its VLC gaming machines both through a direct sales force and distributors. Currently, the Company sells through distributors in Louisiana, New Jersey, the Caribbean, South Australia, and a number of Native American markets. In deciding whether to use a distributor in a new jurisdiction, the Company considers a variety of factors, including existing relationships with operators and location owners, the ability of a distributor to service the market after the sale, the distributor's financial condition, any regulatory constraints and the long-term economics to the Company of direct sales as opposed to sales to distributors. The Company is currently evaluating its use of distributors in certain geographic regions and may discontinue its use of some distributors.

    CENTRAL CONTROL SYSTEMS. The Company derives revenues from its central control system software through the granting of licenses to use the software and by providing installation and maintenance services with respect to the software. Video lottery gaming machines can be operated either through a central control system controlled by a governmental authority or on a stand-alone basis. In every domestic video lottery gaming jurisdiction except Montana, the gaming machines are connected to a central control system. The Company believes that the greater control and monitoring ability offered through central control systems will encourage new jurisdictions to adopt a video lottery program and use such systems. Casinos also use similar technology for its monitoring ability and the management of progressive systems. The Company's central control systems are designed with features intended to appeal to the concerns of the operator, including:

    - SECURITY. To ensure security of communications, VLC's machines have sophisticated features, including encryption, sequencing and timing of data transmissions.

    - CONTROL. Each gaming machine on the system must be enabled by a call from the central site before it is capable of displaying a playable game and can be disabled by the central control system at any time.

    - COMPATIBILITY. The Company's central control system Advanced Gaming System-TM- ("AGS") allows gaming machines made by other manufacturers to run on the system.

    - ECONOMY OF OPERATION. The Company's central control system can be operated in a dial-up format, which is economical to install and operate compared to an on-line lottery system (using dedicated lines). The system can also run in a real-time environment (on-line) should a jurisdiction desire this feature.

    - REPORTS AND AUDITS. The central computer generates on-demand reports for each gaming machine on the system and automatically audits the programming of every machine on a periodic basis.

    - ELECTRONIC FUNDS TRANSFER. The central control system is capable of processing EFT functions, which translate to easier and quicker funds collection.

    - FLEXIBILITY. The system is designed to be flexible so as to meet the needs of various sized markets, to accommodate regulatory changes and to adapt to new game designs and features.

    The Company's central control system software is marketed through the Company's direct sales force. The marketing efforts for an initial video lottery central control system typically begin when a legislative body is considering the adoption of video lottery enabling legislation. Once enabling legislation calling for a central control system is adopted, the selection of the central control system is normally accomplished through a formal bid process that involves submittal of proposals followed by a competitive evaluation period. The Company also retains persons who are registered as lobbyists in a given jurisdiction.

    The Company designed and installed software for the video lottery central control systems in Delaware, New Mexico, South Dakota, Loto Quebec, the Atlantic Lottery Commission's ("ALC," the regulatory body governing lotteries in eastern Canada) multi-jurisdictional system now covering four provinces in eastern Canada, Tattersall's and TABCORP in Victoria, Australia, Independent Gaming Corporation in South Australia, the Northern Territory Racing & Gaming Authority of Northern Territory, Australia, and the Icelandic Gaming Fund Raising in Iceland. The Company's AGS system is state-of-the-art technology, utilizing an IBM UNIX platform or DEC ALPHA platform as is the case with ALC, and offers customers the opportunity to operate on-line lottery functions and video lottery terminals from a single central system.

    The AGS is modular in design and allows for the addition of in-venue progressives. Future potential add-ons include player tracking, wide-area progressives and downloadable software to gaming machines. The in-venue progressives have successfully run in pilot in Delaware and it is in final stages of approval in Australia; however, the Company can provide no assurance that future add-ons will be successful.

    COMPETITION. The Company competes with domestic and foreign manufacturers of video gaming equipment and providers of traditional on-line lottery systems and casino-based gaming machines and systems in the sale of its gaming machines and central control system software. The Company faces competition from companies marketing complete video lottery gaming machines and systems and from companies marketing only video lottery gaming machines as well as increasing competition in the casino gaming market. Among the Company's competitors are IGT, Alliance Gaming, Atronic, Silicon Gaming, Spielo Gaming International, WMS Industries, Casino Data Systems, Aristocrat and GTECH.

    Significant factors which influence the purchase of gaming machines and central control systems include overall entertainment factor, the earning power of the product, price, reliability, technical capability, security, and the experience, financial condition and reputation of the manufacturer and distributor. In addition, gaming authorities may impose other qualifications and requirements on the Company and its competitors in the supply of video gaming products and services and may also consider the performance record and reputation for integrity of the vendor. Video gaming customers look for a variety of features in video gaming products. The technology in current machines will develop and improve over time, forcing manufacturers to invest in ongoing game development. VLC has developed a library of numerous game variations and its gaming machines allow for swift reprogramming to provide the newest games to patrons. In addition to offering expansive product lines, casinos require customized services for specific requests, including video graphics, game development and floor space design.

GAMING OPERATIONS

GENERAL

    The Company operates casinos in Colorado and New Mexico. In November 1990, the state of Colorado approved limited stakes gaming ($5.00 or less per wager) in two historic gold mining areas, Black Hawk/Central City and Cripple Creek. Because of the $5.00 maximum bet, Anchor's casinos in Colorado emphasize gaming machine play. Anchor currently operates a casino in each of these markets, the Colorado Central Station Casino in Black Hawk and the Colorado Grande Casino in Cripple Creek. Black Hawk and Central City are contiguous and are located approximately 40 miles from Denver and 10 miles from Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts. Cripple Creek is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. Casinos located in the Black Hawk/Central City area serve primarily the residents of Denver and Boulder, Colorado and surrounding communities, an area with a total population in excess of 1.8 million. Approximately three million people live within a 100-mile radius of the Black Hawk/Central City area. Casinos located in

Cripple Creek serve primarily the residents of Colorado Springs, Pueblo, and surrounding communities. More than two million people live within a 100-mile radius of Cripple Creek.

    Anchor's acquisition of Powerhouse included a horse racing and casino facility located in Sunland Park, New Mexico ("Sunland Park"), adjacent to El Paso, Texas. In 1997, the New Mexico State Legislature voted to allow casino gaming at pari-mutuel racetracks in New Mexico. The legislation permits licensees to operate up to 300 gaming machines per pari-mutuel racetrack facility for up to twelve hours per day. Two million residents live within a 100-mile radius of Sunland Park, which area includes the cities of El Paso, Texas and Juarez, Mexico.

    COLORADO CENTRAL STATION CASINO. On December 25, 1993, the Company opened the Colorado Central Station Casino in Black Hawk at an initial cost of approximately $25.0 million. The Colorado Central Station Casino is one of the highest revenue producing and one of the most profitable casinos in the state. The casino building has approximately 49,000 square feet of main facility area, with 16,637 square feet of gaming space over three floors. The Colorado Central Station Casino features approximately 750 gaming machines, 9 blackjack tables, 6 poker tables, and a food & beverage operation. The casino benefits from a favorable location, as it is one of the first casinos encountered by customers traveling from Denver to the Black Hawk/Central City area. In addition, the Colorado Central Station Casino offers more than 600 parking spaces. The Colorado Central Station Casino is also one of the closest casinos to Black Hawk's 3,000 space public parking facility, located one and one-half miles from the casino, and is the first stop from the parking facility on the parking lot shuttle bus route. The Colorado Central Station Casino is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119.

    The Colorado Central Station Casino is fashioned in the style of a 19th century mining town railroad station. According to information on file with the Colorado Historic Preservation Office, the Colorado Central Station Casino property is within the Black Hawk Registered Historic District and meets the historical guidelines for use as a gaming establishment. The Colorado Central Station Casino was constructed specifically for gaming activities, and as a result offers an open, spacious gaming area, while using the maximum square footage allowed under Colorado law, which limits the square footage of a casino that may be used for gaming activities to 35% of the building and 50% of any one floor. At June 30, 1999, the Colorado Central Station Casino employed approximately 450 people and by law is allowed to be open seven days a week from 8:00 a.m. to 2:00 a.m. All gaming machines at the Colorado Central Station Casino offer bill validators that accept $1, $5, $10, $20, $50, and $100 bills. In addition, the Company has installed an automated player tracking system at the casino that is tied into the Company's accounting system to provide detailed management reports regarding gaming machine use. The system facilitates the casino's Fast Track Slot Club, which is designed to attract and retain gaming patrons by enabling the Company to identify, market to, and reward its loyal customers.

    COLORADO GRANDE CASINO. The Company operates (through an 80% owned subsidiary) the Colorado Grande Casino in Cripple Creek, which is located approximately 45 miles from Colorado Springs and 75 miles from Pueblo. The Colorado Grande Casino, which opened October 11, 1991, is located at one of the principal intersections in Cripple Creek and features more than 210 gaming machines, 44 adjacent parking spaces, and a full service restaurant and bar. In August 1995, the Company completed the installation of an automated player tracking system and a player slot club, "Maggie's Slot Club." Maggie's Slot Club and the player tracking system have enabled the casino to implement marketing programs designed to attract and increase the number of loyal casino customers. At June 30, 1999, the Colorado Grande Casino employed approximately 100 people and by law is allowed to be open seven days a week from 8:00 a.m. to 2:00 a.m.

    COLORADO COMPETITION. Intense competition characterizes the Black Hawk/Central City and Cripple Creek, Colorado markets. Since limited stakes gaming was instituted in Colorado in 1991, a number of Colorado casinos have ceased operations and others have filed for protection under Chapter 11 of the Bankruptcy Code. Others have closed temporarily or reduced the number of employees, and many casinos may not be operating profitably. Several proposals have been made to open new casinos or to expand existing casinos in Black Hawk, some of which have been abandoned or modified.

    In June 1998, a joint venture between Black Hawk Gaming & Development Company, Inc. and Jacobs Entertainment Ltd. commenced casino operations as "The Lodge," which includes 800 slot machines, 20 table games, and 500 parking spaces. In December 1998, Casino America and Nevada Gold & Casinos have commenced casino operations, "The Isle of Capri," which includes 1,100 slot machines, 24 table games, and 1,000 parking spaces. Riviera Holdings Corporation has commenced construction of a casino, located next to Colorado Central Station, scheduled to open in late 1999, which is expected to include 1,000 slot machines, 14 table games, and a 500 space covered parking garage. Mardi Gras has also commenced construction of a casino, located next to Colorado Central Station, scheduled to open in late 1999 which is expected to include 600 slot machines, 10-20 table games and 500 parking spaces. Fitzgeralds has also announced an expected expansion of approximately 50% of their current gaming area as well as a 70-80 room hotel. The Company is aware of other casino projects in various stages of planning in the Black Hawk/Central City market. Competition from these entrants to the market could have a material adverse effect on the Company.

    It appears that national, regional, state, and local competition for the casino gaming market in general will remain extremely high during the foreseeable future, as casino gaming activities expand in traditional gaming states and in new jurisdictions. In addition, passage of the Indian Gaming Regulatory Act in 1988 has led to rapid increases in Native American gaming operations, and the Company's two casinos may compete for customers with casinos located on Indian reservations in far southwestern Colorado. The Company expects many competitors to enter new jurisdictions that authorize gaming, some of whom may have greater financial and other resources than the Company. Such proliferation of gaming activities could adversely affect the Company's business. In particular, the legalization of casino gaming in or near any metropolitan area, such as Denver, Colorado, from which the Company draws customers would have a material adverse effect on the Company's business. The Company believes, however, that proliferation of gaming activities into new jurisdictions presents an opportunity for it to expand its gaming machines and systems operations.

    COLORADO SEASONALITY. In general, the highest levels of business activity at the Company's Colorado casinos occurs during the tourist season from July to October of each year. In addition, operations at the Colorado casinos during the winter months could be significantly affected by weather and road conditions in Colorado.

    SUNLAND PARK. Sunland Park has operated as a racetrack since 1959. In the 1980s, the horse racing industry saw a sharp decline in wagers as other forms of gaming gained popularity and acceptance, resulting in decreased purses offered to horse-owners. To provide a new source of purse money to the racing industry, in 1997 the New Mexico legislature legalized casino-style gaming at racetracks. A 25% portion of each racetrack/casino's net win is directed toward the funding for purses, which is expected to attract a broader field of entrants to the New Mexico racetracks.

    The Company's casino addition was completed in early 1999, and the Sunland Park facility opened its casino, the first in New Mexico, on February 22, 1999. Simultaneous with the casino addition, the racing facility was also renovated. The facility includes a 10,000 square foot gaming area, 1-mile racetrack, grandstand, bar, restaurants, stables, and office space on 152 acres of improved land. Gaming is conducted 365 days per year, from noon to midnight, and is legally permissible for up to twelve hours per day. Live horse racing is conducted from November through April, and the non-live season features simulcast racing from tracks throughout North America. The Company currently operates 300 gaming machines, the maximum permitted by law, including a mix of traditional reel and video terminals in denominations ranging from $0.25 to $5.00. In June 1999, the Fiesta Club, a slot club designed to reward loyal patrons, was established. Racing education classes are held regularly, to encourage casino visitors' interest in racing.

    The New Mexico legislature is currently considering proposals which range from prohibiting gaming at racetracks, to increasing the allowable number of gaming machines, and permitting the operation of table games as well as gaming terminals, and increasing the hours of operation. The Company cannot predict with any certainty the timing or outcome of these proposals.

    COMPETITION. Sunland Park does not have direct competition for horse racing in the El Paso area, although there is an operating greyhound racing facility in Juarez, Mexico, which also offers sports/race wagering on simulcast racing and sporting events. Texas permits pari-mutuel wagering, and although there are no pari-mutuel racetracks in direct competition within Sunland Park's geographic area, other racetracks in the state have had some effect on the number and quality of horses available to run at Sunland Park. A casino operates illegally in El Paso, Texas in direct competition with Sunland Park. The States of New Mexico and Texas also currently authorize limited forms of gambling, including a state lottery, bingo, and Native American casinos, all of which compete for the consumer's leisure dollar.

    NEW MEXICO SEASONALITY. The Sunland Park facility operates year-round, conducting live racing for fiscal 2000 from November through April, and simulcast racing year-round. Wagering revenue generally increases by approximately 20% during the live season, and costs increase proportionately or greater. Because the casino has not yet operated during a full live racing season, seasonal trends in gaming revenue are difficult to predict.

ROUTE OPERATIONS

    GENERAL. The Company operates gaming machine routes in Nevada, and with the acquisition of Powerhouse, routes in Montana as well. The Company's gaming machine route operations involve the installation, operation, and service of gaming machines (virtually all video poker machines) under space leases with retail chains and under revenue participation agreements with local taverns and retail stores, principally in the Las Vegas and southern Montana areas. Management believes that the Company's route operation contracts provide the Company with a long-term, stable revenue source.

    NEVADA OPERATIONS. The Company is one of the largest gaming machine route operators in Nevada with 882 gaming machines in 64 locations at June 30, 1999, up from 842 gaming machines in 60 locations at June 30, 1998. Management believes that its route has the highest revenue and profit per machine of any route operation in the state of Nevada. In 1996, the Company extended its exclusive space lease agreement with Smith's Food and Drug Centers, Inc. ("Smiths"), it's largest route customer, for an additional five years at current rates through 2010. The agreement with Smiths provides for a fixed monthly rental fee per store throughout the term of the agreement, and grants Anchor the exclusive right to install gaming machines at all Smiths stores in Nevada, including stores opened in the future. The Company has reviewed its contract with Smiths and believes the contract would remain enforceable if Smiths were acquired by another company. At June 30, 1999, 831 of the Company's 882 gaming machines in Nevada were located in or near Las Vegas, which has been one of the fastest growing cities in the United States in recent years.

    The Company's agreements for its locations generally are in the form of either written space lease agreements or revenue sharing contracts and generally give Anchor the exclusive right to install gaming machines at such locations. Two of the Company's gaming route agreements are space leases with major retail chains that require payments of fixed monthly fees based on the amount of space used or the number of gaming machines installed at each location. The remainder of the Company's gaming route agreements are revenue participation arrangements, which provide for the payment to the location owner of a percentage of revenues generated by Anchor's machines at such location. A location owner is not permitted to receive a percentage of revenues unless such owner is licensed by the Nevada Gaming Commission. See "Government Regulation--Nevada Regulatory Matters."

    The Company recently received a termination letter from one of its major retail chains, due to a change in ownership. As a result, the Company will end its location agreement with four Albertson's stores in September 1999. The Company is the participant in an injunctive relief filed in court which would allow the Company to continue to operate the locations as contracted. The Company believes that the loss of Albertson's stores, if it occurs, will not have a material effect on the net financial results of the Company's Nevada Route operations.

    The Company's space leases and revenue participation arrangements generally require Anchor to pay all installation, maintenance, and insurance expenses related to its operations at each location. Applicable taxes are paid by Anchor under space leases and are generally shared on the same basis as revenues under revenue participation arrangements. The leases generally provide that if Anchor fails to pay the required rental or license fees or defaults in the performance of any of its other obligations, the location operator can terminate the lease. Anchor believes that it is not in default under any of its present space leases or revenue participation arrangements. In the ordinary course of business, Anchor has lease and other security deposits, prepaid rent, and advances held by the owners of chain stores and other location operators.

    The Company attempts to attract and retain gaming machine route patrons by offering an attractive selection of gaming machines. Prior to installing machines at a location, Anchor studies the market potential and customer base and determines the appropriate machine mix for the location. Progressive jackpots are also offered at most of the Company's locations. Virtually all of the gaming machines operated by the Company's route operation are video poker machines, because Anchor believes that interactive electronic games, such as video poker, are more attractive to local patrons than simple, mechanical reel-type slot machines.

    In marketing its services to the owners of retail stores and taverns, the Company also emphasizes quality service. The Company operates and services its machines using its own employees, who routinely repair and maintain the Company's gaming machines in order to improve reliability and in-service time. Management believes that the Company's gaming machines and related equipment are well maintained and in good working condition. In addition to physical service of the gaming machines, employees of the Company remove coins and bills from the machines, refill machines that have exhausted their supply of coins, and provide payment of jackpots in excess of machine limits. Anchor also operates change booths at most of its retail store locations.

    MONTANA OPERATIONS. The Company's route operations also include video lottery and amusement machines in business establishments located in three areas in southern Montana. The Company's route agreements typically provide for revenue sharing with the location owner based upon a percentage of the net machine revenues. The agreements require the Company to install, maintain and service machines installed at the location. In some instances, the Company assists the location owner in obtaining financing relating to the location, including providing a guaranty of such financing once obtained.

    COMPETITION. Gaming machines and gaming of all types are available in Nevada casinos and in restricted gaming locations similar to those in which the Company operates gaming machines, and all of these gaming establishments compete directly or indirectly with Anchor's Nevada route operations. In addition, Anchor is subject to substantial competition for the operation of gaming machines in approved locations from numerous small gaming machine route operators and some large operators, located principally in Las Vegas and Reno, Nevada, and their surrounding areas. The principal methods of competition for gaming machine locations in Nevada are the lease, sublease, license, or revenue sharing terms, the service provided by the route operator, the reputation of the route operator, and the financial strength of the route operator. As existing space lease and revenue participation arrangements expire, competition for renewals can be expected to increase the amounts payable to location owners as compared to amounts payable under existing agreements. Anchor's Nevada route is the only route operation that features Double Down Stud-TM-, as the Company does not offer the game to competing route operators. Providing a proprietary game in its route operation is one of the ways Anchor differentiates itself from its competitors.

    The Company's Montana route operations compete directly with other machine route businesses, including numerous small route operators and several route operators similar in size to the Company's route operations, and with companies selling video lottery gaming machines directly to location owners. The principal factors of competition for Montana route operations are the reputation of the route operator and the quality and earnings potential of the machines offered by the route operator, the service provided by the route operator and the terms of its agreement with the location owner.

    SEASONALITY. In general, the highest levels of business activity in the Company's Nevada route operation occur during the summer periods, specifically April through September.

LOTTERY SYSTEMS

    GENERAL. Lottery systems and services are provided primarily to governmental lottery authorities through the Company's subsidiary Automated Wagering International, Inc. ("AWI"). AWI develops, manufactures, installs and operates on-line computer-based systems, currently operating lottery systems for seven state lotteries. A lottery system includes both the hardware and software necessary to process lottery transactions. Hardware consists of terminals located in retail outlets, a telecommunications network, and a central computer system. Software components include communications applications, as well as the software that operates the system and processes sales and validation of lottery game tickets. In the United States, AWI's products and services are typically marketed to lottery authorities through long-term contracts, awarded through a competitive bidding process, whereby AWI maintains ownership of the lottery system and operates it for the state in return for a percentage of lottery ticket sales. Once a contract is awarded to a lottery vendor, that vendor is typically the sole provider of on-line lottery services and operations to that jurisdiction for a specified time period within a defined geographic area. In foreign jurisdictions, lottery equipment and systems are usually sold, and related software is licensed to lottery authorities. Internationally, AWI has sold to and currently supports or maintains lottery systems for customers in Canada, Chile, Norway and Vietnam. The Company was recently awarded contracts in Switzerland, and the Leeward Islands.

    Governments in approximately 80 countries have authorized lottery games, such as lotto, numbers and keno as well as instant "scratch-off" games, primarily as a means of generating non-tax revenues. In the United States, lottery revenues are frequently designated for particular purposes, such as education, economic development, conservation, transportation and aid to the elderly. As revenues from lottery ticket sales have grown, many states have become increasingly dependent on their lotteries as significant funding sources. In fiscal 1970, only two states had authorized traditional lotteries, selling an aggregate of $49.2 million in tickets. As of June 30, 1999, 38 jurisdictions in the United States were operating lottery systems, with aggregate lottery sales in excess of $35 billion.

    There are many types of government-authorized lotteries. The Company categorizes traditional (as opposed to video) lottery systems into two principal groups: "on-line" and "off-line." An on-line lottery system is generally used to conduct games such as lotto, sports pools, daily numbers and keno in which lottery players may make their own selections. Off-line lotteries feature games which are not computerized and typically feature instant ticket games in which players remove coatings from pre-printed tickets ("scratchers"), which account for substantially all of the off-line lottery sales in the United States. Outside the United States, off-line lotteries may include traditional games (numbers, lotto, etc.) which are offered through a manual, off-line system. Many foreign countries have government-operated or privately licensed lotteries. Over 200 lotteries are operating worldwide. In many jurisdictions, different vendors may be contracted to run on-line versus off-line lottery operations.

    There are several advantages to on-line lotteries compared with off-line lotteries. Most importantly, wagers can be accepted and processed by an on-line lottery system until minutes before a drawing. When a large prize attracts substantial wagering interest, the extended sales period available in on-line lotteries increases the potential for higher lottery revenue. Unlike instant games or scratchers, in which the number of winning tickets and amount of awards must be determined in advance, on-line lotteries allow for the rollover of lottery jackpots. In addition, on-line lottery systems provide greater reliability and security than either off-line numbers games or scratchers, allow a wider variety of games to be offered, and automate accounting and administrative procedures which are otherwise performed manually. Instant ticket game revenues have been growing at a faster rate than total domestic lottery revenues because of relatively higher payout percentages and the increasing automation of instant ticket validation and accounting systems. Such games compete with the on-line games provided by the Company's systems.

    The international market, as well as a minority of United States jurisdictions, includes lottery system and equipment sales in addition to the provision of services under long-term contracts. The Company develops and installs lottery systems and trains lottery personnel in the operation of the system for a fixed or fixed plus percentage of handle fee. Other add-on services, such as system enhancements, equipment maintenance and ticket stock production, may be available under separate contracts.

    LOTTERIES IN THE UNITED STATES. On-line lottery revenues fluctuate depending on relative sizes of jackpots, the number of terminals on-line and the volume of tickets sold in the states in which the Company operates. The table below sets forth the lottery authorities in the United States with which AWI presently has lottery contracts. All of AWI's current domestic lottery contracts are facilities management contracts under which AWI installs, operates and maintains a lottery network while retaining ownership or control of the lottery terminal network. The facilities management contracts have initial terms of approximately five to nine years, and generally contain one or more options permitting the lottery authority to extend the initial contract term. Prior to the expiration of the initial or extended term, a lottery authority is generally required by law to commence a competitive bidding process for a new lottery contract. The table also sets forth information regarding the term of each contract and, as of June 30, 1999, the approximate number of retail terminals installed in each jurisdiction.

                                                      EXPIRATION               LOTTERY                  ON-LINE
                                       COMMENCEMENT     DATE OF               AUTHORITY                TERMINALS
                                        OF CURRENT      CURRENT               EXTENSION              OPERATING AT
JURISDICTION                             CONTRACT     CONTRACT(1)              OPTIONS               JUNE 30,1999
------------------------------------  --------------  -----------  -------------------------------  ---------------
Delaware............................       10/1994        9/2002                 --                          338
Florida(2)..........................       10/1999       12/2004             2 two-year                    8,555
Indiana(3)..........................        8/1999        8/2006             3 one-year                       --
Maryland............................        7/1996        7/2001    1 three-year plus 2 one-year           4,045
Minnesota...........................        8/1997        8/2002             5 one-year                    1,962
Pennsylvania........................        1/1999       12/2006             3 one-year                    5,127
South Dakota(4).....................        8/1999        8/2006                 --                          359

------------------------

(1) Expiration dates do not reflect the exercise of the lottery authorities' extension options.

(2) In March 1999, the Department of Lottery of the State of Florida renegotiated and signed an amended contract for on-line lottery system and related services whereby the Company will design, install and operate a new statewide on-line lottery system for five years and three months, with two, two-year renewal options.

(3) In January 1999, the Company signed a contract with the Hoosier Lottery of the State of Indiana to provide an on-line lottery system, terminals and system operation for seven years with extension options for up to an additional three years. Conversion to the new AWI system from the Lottery's previous vendor occurred August 29, 1999.

(4) In November 1998, the Company was awarded a new contract, replacing the contract which expired in May 1999, for both on-line and video gaming system applications. Implementation began in August 1999, and completion is scheduled for June 2000.

    AWI installs and commences operations of a lottery network generally within six to twelve months after being awarded a new lottery contract and, following the start-up of the lottery network, is responsible for all aspects of the network's operations. AWI operates lottery systems in each jurisdiction with two or more central computer systems. In addition, AWI employs a dedicated work force in each jurisdiction, consisting of a site manager, computer and hotline operators, and customer service and terminal replacement and repair technicians. The equipment used in any jurisdiction must comply with specifications established by that jurisdiction, and new contracts typically require new equipment of recent manufacture.

The equipment and related implementation costs are depreciated over the term of the related contract, including extensions upon their exercise by the lottery authority.

    In addition to significant capital requirements to manufacture and install lottery systems, lottery contracts generally require the vendor to post a substantial bond securing its performance. The terms of such bonds may require significant collateral in the form of cash, cash equivalents or letters of credit.

    LOTTERY PRODUCTS AND SERVICES. In 1971, AWI designed and installed, for the New Jersey State Lottery, the country's first on-line lottery system. Since that time, AWI has developed and installed many system and service features which have subsequently become common in the lottery industry, such as the internal control system, down-line loading for terminals, the cathode ray tube terminal operator display, microfiche data storage for lottery records, instant game accounting and integrated computerized terminal maintenance control.

    In September 1993, the Company introduced its
MasterLink-Registered Trademark- system and successfully implemented it on a customer's system in January 1994. Since that time, the Company has implemented ten enhanced versions. The MasterLink-Registered Trademark- system is designed to manage an organization's on-line lottery system and in some jurisdictions its video lottery program as well. A system may include teller-activated lottery ticket terminals, video lottery gaming machines, player-activated sports betting terminals, instant ticket vending machines and other electronic gaming-related devices. The MasterLink-Registered Trademark- system allows an organization to monitor the status and performance of the equipment within its jurisdiction, conduct accounting of and billing on the revenue from the gaming machines, and control the terminals' configuration and operations. The
MasterLink-Registered Trademark- system is intended to be a flexible, secure, cost-effective means of providing these capabilities.

    The lottery system marketed by AWI consists of the following principal elements:

    - TERMINALS. AWI designs and manufactures the terminals used in system networks. The terminals are designed for maximum security, minimum processing time and flexibility to allow for customization of application functions to each lottery's specifications.

    - SOFTWARE. AWI designs and provides all application software for its lottery systems. AWI's software is designed to provide the following network characteristics: rapid processing, storage and retrieval of transaction data in high volumes; the ability to down-line load, i.e., to reprogram the lottery terminals from the central computer installation via the communications network to add new games with a high degree of security and redundancy to guard against unauthorized access and tampering and to ensure continued operations without data loss; and a comprehensive management information and control system.

    - CENTRAL COMPUTERS. Each of AWI's lottery systems contains one or more central computer installations to which the lottery terminals are connected. AWI's prior generation central control system is designed to run on the Cyber 930, but the MasterLink-Registered Trademark- product is designed to run on UNIX-based central computer systems such as IBM RS/6000 systems, instead of the proprietary Cyber-series computers. The specifications for the configuration of AWI's central computer installations are designed to provide continuous availability, high data handling capability and maximum security.

    - COMMUNICATIONS. AWI's lottery terminals are typically connected to central computers by dedicated telephone lines owned or leased by the jurisdiction in which the network is located in conjunction with proprietary network communications controllers and are monitored by a proprietary network management system. Due to the varying nature of telecommunications services available in lottery jurisdictions, AWI has developed the capability to interface with a wide range of communications networks. AWI also has the expertise to provide and integrate alternate technologies, such as microwave and radio transmission, integrated services digital networking (ISDN) and data over voice.

    - GAME DESIGN. An important factor in maintaining and increasing public interest in lottery games is innovation in game design. The principal variables of game design include frequency of drawing, types of prizes, cost per play and setting of appropriate odds. The Company's MasterLink-Registered Trademark- system and Ovation-TM- line of terminals are designed to efficiently permit the development and rapid deployment of new games and targeted on-line game-related promotions. For example, in 1996 the Company introduced its keno module in Maryland, where keno accounts for over 20% of total handle. The Company believes that these capabilities will enhance the ability of the lottery authority to increase on-line ticket sales, and result in more revenue for the Company. These capabilities may also enhance the Company's success rate in competing for domestic lottery contracts.

    LOTTERY COMPETITION. Competition is intense in the traditional on-line lottery business. It is not unusual in the United States for contract awards to be challenged by unsuccessful vendors. Relatively few new or rebid on-line contracts are awarded each year. Although price is a significant competitive factor, other important competitive factors include the ability to optimize lottery revenues through game design; customer marketing and support; the dependability, security, technological sophistication and upgrade capability of the network; and the experience and reputation of the vendor.

    AWI's principal competitor in the on-line lottery business, GTECH, is significantly larger, currently supplying lottery systems to 27 of the 38 United States on-line lottery jurisdictions. GTECH also has a substantial international presence. The market dominance of this competitor further enhances its competitive position. Other competitors include International Lottery and Totalizer Systems, Inc., Scientific Games, Inc., Autotote Corporation, International des Jeux (Lotto France), EssNet/Alcatel and several other companies. In jurisdictions with both on-line and video lottery gaming products, the products may compete with each other for entertainment dollars spent on wagering.

PARI-MUTUEL SYSTEMS

    GENERAL. Pari-mutuel computerized wagering systems are provided to horse and greyhound racetracks, off-track betting facilities and jai alai frontons through the Company's United Tote Company and United Tote Canada subsidiaries (collectively, "United Tote"). United Tote develops, manufactures, operates and sells computerized pari-mutuel wagering systems commonly referred to as "totalisators" for horse and greyhound racetracks, off-track wagering facilities and jai alai frontons in North America, South America, Spain, the Caribbean and the Philippines. A totalisator system supports pari-mutuel wagering by controlling the acceptance of wagers, calculating odds and payout, cashing winning tickets, and performing management, accounting and reporting functions. Each system includes central processing computers, betting terminals, proprietary software, tote boards and other displays and video equipment. The products and services of United Tote are typically marketed to domestic facilities under long-term service contracts, with compensation based on a minimum fee plus a percentage of the wagering volume of the facility. Internationally, the Company often sells hardware and a license to use the proprietary software for the system's operation. United Tote also provides wagering terminals for use in casino race- and sports-books. United Tote provides pari-mutuel wagering services to over 120 of approximately 350 pari-mutuel facilities in North America. The installed base of terminals in use was approximately 9,600 at June 30, 1999.

    The market for pari-mutuel wagering systems in North America includes horse and greyhound racetracks, a growing number of off-track betting (OTB) facilities, and jai alai frontons. Pari-mutuel wagering is authorized in 43 U.
S. states, all provinces in Canada, and many foreign countries. While on-track attendance and handle from pari-mutuel wagering at live events in the United States has markedly decreased over the last decade, there has also been a substantial increase in simulcast and off-track wagering handle during the same period.

    PARI-MUTUEL PRODUCTS. In 1998, United Tote introduced its new Horizon NT 2000-TM- system, a high performance wagering system combining Microsoft's Windows NT-Registered Trademark- operating system with proprietary system software written in "C" language and utilizing Pentium II based hardware. It features the dual-purpose VERSA-TM-, VERSA II-TM- and Color VERSA-TM- terminals, which all can be used in either self-service or teller-operated mode, allowing the racetrack to make full use of all terminals, even on slow race days. The VERSA-TM- terminal thus allows for significant labor savings, flexibility and versatility. The VERSA II-TM- and Color VERSA-TM- terminals feature an enhanced display and a built in magnetic card reader. Other terminals in the Horizon System family are the portable wireless ULTIMA-TM-; the cashless account-betting PROFILE-TM-; the Tele-PROFILE-TM- for operator input telephone wagering and a bill-accepting module to convert a VERSA-TM-, VERSA II-TM- or Color VERSA-TM-into a full service, cash accepting, touch-screen, self-service terminal. Approximately 8,000 VERSA-TM- terminals are presently in service at customer locations. Those new model terminals have been produced since 1993 and are in service at customer locations.

    PARI-MUTUEL COMPETITION. United Tote's principal competitors are Autotote, AmTote and, at some facilities, a limited number of other smaller, local and regional companies. Competition outside of North America is more fragmented, with competition provided by several international and regional companies. No single company maintains a dominant market position internationally, although certain companies possess regional strengths.

                          MANUFACTURING AND SUPPLIERS

    The Company has contracted with several manufacturers to develop both Anchor's existing and future product requirements. To date, the Company has purchased substantially all of the gaming machines used in its Nevada route operations from IGT. Silver Strike-TM- machines are currently manufactured by either IGT or Sigma Game, Inc. Bally Gaming International manufactures the primary components of Wheel of Gold-TM-, Wheel Poker-TM- and CashBall-TM-. Totem Pole-TM- was originally manufactured for the Company by Universal Distributing of Nevada, Inc. Since that time, the Company has also contracted with Bally Gaming International, Inc. and IGT for the manufacture of Totem Pole-TM-. SafeBuster-TM- machines are currently manufactured by Casino Data Systems. The Company is expected to continue its reliance on third parties for the manufacture of its proprietary games. An inability to obtain quality gaming machines, production parts, and replacement parts on reasonable terms or on a timely basis could have an adverse effect on Anchor. See "Risk Factors--Risks of Dependence on Suppliers."

    The Company's primary manufacturing facility for the on-line wagering, gaming machines and systems, and pari-mutuel operating segments is located in Bozeman, Montana. The manufacturing operations at this location consist primarily of assembly and testing of its lottery system terminals, gaming system machines and pari-mutuel systems machines. The Company purchases most of the parts, components and subassemblies (some of which are designed by the Company) from outside sources and then assembles them into finished products. The Company generally uses standard parts and components that are available from multiple sources. The Company contracts with third parties for the assembly of gaming machines when conditions warrant or when contractually required, and has at times contracted with outside sources for the manufacture of certain components. The Company has historically experienced low turnover among its work force.

    In February 1998, the Company's Powerhouse subsidiaries became ISO-9002 certified by AFAQ, an independent quality system certification organization. Created by the International Organization for Standardization, ISO-9002 represents a series of standards specifying how quality systems should be established and maintained. ISO certification is recognized around the world and has become a requirement for businesses entering into foreign markets. In February 1999, the subsidiaries received ISO certification for another year, meeting all nineteen elements of the certification process. The facility's ISO-9002 program extends into every phase of operations, ensuring senior-level commitment to production, manufacturing, installation and service with a framework for uncompromising, continuous improvement.

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

                                   EMPLOYEES

    At June 30, 1999, Anchor employed approximately 2,800 persons, the substantial majority of whom are non-management personnel. Approximately 1,800 of these personnel were added through the acquisition of Powerhouse. None of Anchor's employees is covered by collective bargaining agreements, and Anchor believes that it has satisfactory employee relations.

                            RESEARCH AND DEVELOPMENT

    The future success of the Company depends to a large extent upon its ability to design, manufacture and market technologically sophisticated products that achieve high levels of player acceptance. The Company's business is characterized by rapidly changing technology and frequent new product introductions and enhancements. The Company expects research and development expenditures to become increasingly significant, including the research and development expenditures of the acquired Powerhouse subsidiaries.

                             GOVERNMENT REGULATION

OVERVIEW OF GAMING REGULATION

    The manufacture and distribution of gaming machines, the development of game software for gaming machines, and the operation of gaming facilities in casino jurisdictions are subject to extensive federal, state, provincial and local regulation. While the regulatory requirements vary from jurisdiction to jurisdiction, virtually all jurisdictions require licenses, findings of suitability and/or other required approvals with respect to the Company, its key personnel and products (collectively, "authorizations"). Such authorizations typically involve rigorous background investigations of officers, directors, and key personnel and a comprehensive review of the Company's business transactions and operations. Gaming devices and associated equipment must also be tested and approved to ensure compliance with required standards of operation and play. The gaming laws and regulations of substantially all jurisdictions require beneficial owners of more than 5% of the Company's outstanding Common Stock to file certain reports and may require them, at the discretion of the gaming regulatory authorities, to file an application for a finding of suitability depending on the amount of stock ownership and the person's ability to influence or control the management of the Company.

    Generally, gaming regulatory authorities have broad discretionary powers in the grant of licenses and other authorizations. The actions of any licensing authority may be considered by regulatory authorities in other jurisdictions. Gaming regulatory authorities may bring an action to revoke, suspend, condition, or restrict a license for any cause considered a violation of its laws or regulations. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved.

    The regulation of state video lottery programs is similar to the regulatory plan operating in casino jurisdictions. In general, licenses, product testing, and findings of suitability are required of manufacturers, distributors, and operators of video lottery terminals ("VLTs") by the state lottery or governmental agency administering the video lottery program. There are presently seven video lottery operations authorized under state law in the United States. The Company manufactures and markets VLTs and central monitoring systems for government-sponsored gaming programs in the United States and international jurisdictions. The VLTs offer electronic versions of popular games such as poker, blackjack, keno, bingo and video-simulated spinning reels. Video lottery or gaming is a form of low-stakes entertainment offered in age-controlled environments. Generally, maximum wagers per game in the United States are limited to $2 with maximum prize awards of $1,000. Unlike traditional gaming machines, VLTs in the United States generally do not directly dispense coins or tokens for prize amounts won. Players deposit money into the VLT to play, which displays credits. These credits are used to play each game and, correspondingly, credits are awarded for games won. Players can "cash out" credits, which are issued on a printed ticket voucher from the machine displaying the total number of credits and the dollar equivalent. The ticket is redeemable for cash by a clerk or teller in the retail establishment. VLTs are typically linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government agencies.

    The Company was required to obtain prior approval in certain gaming jurisdictions of the merger agreement between its merger subsidiary and Powerhouse Technologies, and related financial transactions. In addition, the Company was required to file applications on changes in officers and directors and provide information on the Company's operations and organizational structural either prior to or within a fixed period after the merger in numerous gaming jurisdictions. Although the Company and its affiliated gaming subsidiaries have received licenses to engage in gaming operations from the regulatory jurisdictions listed in the following chart, no assurances can be given that required licenses or permits will be renewed in the future or that any additional, required filings will be approved.

       CURRENT JURISDICTIONS IN WHICH THE COMPANY OR CERTAIN SUBSIDIARIES
                        ARE LICENSED TO CONDUCT BUSINESS

                                      UNITED STATES                                             INTERNATIONAL
-----------------------------------------------------------------------------------------  ------------------------
                                      PARI-MUTUEL                                              CASINO OR VIDEO
 VIDEO LOTTERY    CASINO SUPPLIER       RACING                 NATIVE AMERICAN                 GAMING SUPPLIER
---------------  -----------------  ---------------  ------------------------------------  ------------------------
Delaware         Colorado           Arizona          Arizona (7 jurisdictions)             AUSTRALIA
Louisiana        Illinois           Ak-Chin, AZ                                            New South Wales
Montana          Indiana            Colorado         Connecticut (2 jurisdictions)         Northern Territory
Oregon           Iowa               Florida                                                South Australia
Rhode Island     Louisiana          Idaho            Iowa (3 jurisdictions)                Tasmania
South Dakota     Michigan           Indiana                                                Victoria
West Virginia    Missouri           Iowa             Kansas (3 jurisdictions)              Western Australia
                 Mississippi        Sac & Fox, IA                                          CANADA
                 Nevada             Kansas           Louisiana (3 jurisdictions)           Alberta
                 New Jersey         Kentucky                                               New Brunswick
                 South Dakota       Louisiana        Michigan (8 jurisdictions)            Newfoundland
                                    Carenco, LA                                            Nova Scotia
                                    Maine            Minnesota (7 jurisdictions)           Ontario
  CHARITABLE      CASINO OPERATOR   Montana                                                Prince Edward Island
---------------  ----------------   New Jersey       Mississippi (1 jurisdiction)          Quebec
Mississippi      COLORADO           New Mexico                                             Saskatchewan
                 Colorado Central   Ohio             New Mexico (9 jurisdictions)          SOUTH AFRICA
                 Station Casino     Rhode Island                                           Guateng
                 Colorado Grande    Texas            North Dakota (4 jurisdictions)        Mpumalanga
                 Casino             West Virginia
                 NEW MEXICO         Wisconsin        Oregon (7 jurisdictions)
                 Nuevo Sol Turf
 APPLICATIONS    Club d/b/a                          South Dakota (4 jurisdictions)
FILED & PENDING    Sunland Park
---------------
Louisiana          Racetrack &                       Wisconsin
  Land Based       Casino

LOTTERY OVERVIEW

    There are currently thirty-eight lotteries operating in the United States and District of Columbia. All the lotteries operate under legislative authorization of each respective state and offer various forms of lotto and instant scratch-off type games. The Company provides on-line lottery systems, terminals, technical operations and marketing services to the following state lotteries: Delaware; Florida; Indiana; Maryland; Minnesota; Pennsylvania; and South Dakota. The Company also provides on-line lottery systems and services to lotteries in Norway, Chile, Switzerland and Vietnam. Policy and management decisions of lottery operations in the United States are generally governed by a commission appointed by the governor or other official of each state with the day-to-day operations of the lottery administered by a director appointed either by the governor or lottery commission.

    To ensure the integrity of their lottery operations, most United States jurisdictions require detailed background disclosure and investigations of vendors providing goods and services under a contract award for a major procurement, which typically include: on-line lottery computer systems, terminals, and services; instant ticket printing; ticket validation systems; drawing equipment; and advertising services. Background investigations typically are conducted on company subsidiaries, affiliates, officers, directors, and stockholders who own 5% or more of the outstanding capital stock of the Company for purposes of meeting suitability standards defined under statutes and regulations of each jurisdiction. Additionally, vendors are required to meet comprehensive standards as described in a lottery's request for proposals or invitation for bid for the goods and services contracted. Failure on the part of a vendor to meet the described suitability standards or provider requirements could jeopardize the award of a lottery contract to the Company or provide grounds for the termination of an existing lottery contract. Additionally, the Company is subject to the imposition of liquidated damages by the lottery regulators for central system and terminal downtime and has made payments to certain state lotteries under the liquidated damages provisions of its contract.

    The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also often highly regulated, although the operations typically vary from lotteries in the United States. In addition, restrictions may be imposed on foreign corporations seeking to do business in international jurisdictions.

    The Company regularly engages public affairs advisors and lobbyists in various United States jurisdictions to advise legislators and the public in connection with lottery legislation, and to advise the Company in connection with contract proposals.

    In recent years, it has become increasingly common in the United States for legislation to allow an unsuccessful lottery provider to appeal a decision to award the lottery to another party. Appeals typically take the form of an administrative hearing, or a judicial hearing or both. Once an appeal is filed, it may be several years before the outcome of the appeal is finally known assuming the appellant exercises all available avenues of appeal. This introduces an element of unpredictability into the on-line lottery market that may continue long after procurements have been awarded.

PARI-MUTUEL RACING REGULATION.

    The Company's operations in the manufacturing, sale, and operation of live and simulcast wagering systems for pari-mutuel wagering facilities in certain jurisdictions is also subject to extensive state regulatory and licensing requirements similar to the Company's on-line lottery and video gaming machine subsidiaries.

    The most extensive pari-mutuel regulation is of the Company's racetrack operations in Sunland Park, New Mexico, which is the only venue at which the Company both operates the track and manufactures and supplies the wagering equipment. These operations are subject to the licensing and regulation of the New Mexico Racing Commission ("NMRC") and other authorities. Licenses to conduct live quarter horse and thoroughbred race meets and to participate in simulcasting are approved annually by the NMRC based upon applications submitted by the racetrack. In the horse racing industry, simulcasting involves sending audio and video signals of live races to off-track facilities, including other racetracks, for the purpose of wagering. A substantial change in the allocation of live racing days at Sunland Park Racetrack or authorization to participate in simulcast wagering could adversely impact our operations and earnings in future years.

    Although the Company and its affiliated gaming subsidiaries have received licenses to engage in pari-mutuel wagering operations from the regulatory jurisdictions listed in the preceding chart, no assurances can be given that required licenses or permits will be renewed in the future or that any additional, required filings will be approved.

CASINO OPERATIONS

    The Company's Colorado Grande Casino and the Colorado Central Station Casino located and operating in Cripple Creek and Black Hawk, Colorado, respectively, are subject to the licensing and regulatory control of the Colorado Limited Gaming Control Commission (the "Colorado Commission") and the Colorado Division of Gaming (the "Colorado Division"), (collectively the "Colorado Authorities"). Each casino in Colorado requires a retail gaming license, which must be renewed annually.

    The Company's Sunland Park Racetrack and Casino located and operating in Sunland Park, New Mexico is subject to the licensing and regulatory control of the New Mexico Racing Commission and New Mexico Gaming Control Board (collectively the New Mexico authorities). The casino requires a current license to conduct pari-mutuel wagering at the racetrack facility and a gaming operator's license, both of which are renewable annually. The sale of alcoholic beverages at the Company's casinos is subject to licensing, control, and regulation by the applicable state and local authorities. All alcoholic beverage licenses are revocable and are not transferable. Alcoholic beverages are not permitted in the casino area of the Sunland Park facility.

    The legislation and regulations governing the Colorado and New Mexico casino operations mandate investigations for findings of suitability, registration and other approvals which are similar to those required of other gaming jurisdictions discussed above. These include, but are not limited to findings of suitability for officers directors and key personnel; individuals accruing beneficial stock ownership in the publicly traded shares of the Company; approval of the placement and operation of gaming machines; and notification and approval of any change in ownership or corporate officers and directors of the Company or its subsidiaries.

    Additionally, the casino operations are subject to extensive scrutiny and regulation in certain areas of the operations for which procedures and plans must be developed and approved by the Colorado and New Mexico authorities. These include, but are not limited to: administrative, accounting, security, prize payouts, age requirements for patrons; game placement, purchase of approved gaming devices and associated equipment; business operations, licensing of all casino employees; and internal controls. New Mexico is the first state to mandate responsible gambling guidelines for the industry as part of their licensing requirements. Applicants for a license must develop a Compulsive Gambling Assistance Plan ("Plan") to assist in the prevention, education and treatment of compulsive gambling for submission and state approval. The Plan must include a detailed description of the program, its estimated costs for administration, and educational training sessions for the licensee's employees that address methods of recognizing compulsive gambling behavior, intervention techniques and other subjects as determined by the Board. The New Mexico authorities approved the Company's Plan in the granting of Sunland's gaming operator's license. The Company has a Director of Responsible Gaming, who is responsible for administering the responsible gaming program and Plan at Sunland Park Casino and Racetrack as well as for other areas of the Company's operation.

    The Colorado and New Mexico authorities have broad discretion to revoke, suspend, not renew, condition, limit, or fine a licensee for failure to satisfy the requirements for licensure or any violation of the state gaming statutes or regulations. The Company's licenses have been renewed each year by the Colorado Authorities since they were initially received in 1991 for the Colorado Grande Casino and 1993 for the Colorado Central Station Casino. Sunland Park Casino received its gaming operator's license in 1999 from the New Mexico authorities and commenced operation this year. No assurances, however, can be given that such required licenses, permits or approvals will be given or renewed in the future, which would have a material adverse affect on the Company's operations.

    In addition to the annual license fees, the Company must pay gaming taxes on a percentage of the net proceeds generated at its three casino locations. Casino gaming operators in New Mexico are taxed at 25% of the net take, which is defined under New Mexico law as the total amount wagered and other compensation received for operating games less the total amount paid out in prizes and amounts paid to purchase annuities for progressive jackpots. Gaming machines are limited to 300 at each casino location. Effective July 1 of each year, the Colorado Gaming Commission establishes the gross gaming revenue tax for the following 12 months. This year, the Colorado Gaming Commission approved a revised tax structure reducing the annual tax on adjusted gross proceeds ("AGP"), defined under Colorado law as the total amount wagered minus the total amount paid out in prizes. Gaming taxes for the period of July 1, 1999 through June 30, 2000 have been set at .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million of AGP, 4% from $4.0 million to $5.0 million of AGP, 11% from $5.0 million to $10.0 million of AGP, 16% from $10 million to $15 million AGP and 20% of amounts in excess of $15.0 million of AGP. The tax rate from October 1996 through June 1999 for casino operations was set by the Colorado Gaming Commission at 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million of AGP, 14% from $4.0 million to $5.0 million of AGP, 18% from $5.0 million to $10.0 million of AGP, and 20% of amounts in excess of $10.0 million of AGP.

    In 1999, the Colorado Commission also eliminated the annual $75 "device fee" required for each gaming machine and gaming table collected by the State of Colorado. The City of Cripple Creek currently imposes a two-tiered quarterly device fee of $225 per device on the first 50 devices and $300 per device on devices of 51 or more. Black Hawk's annual fee per device is $750.00. Black Hawk and Cripple Creek also impose liquor licensing fees, restaurant fees, and parking impact fees. Further, the Company has paid, and in the future may be required to pay, local parking and other municipal "impact fees" based on the square footage of its facilities. Under the Colorado Constitution, the Commission is authorized to increase the gaming tax rate to as much as 40%.

    There can be no assurance that the taxes or fees applicable to the Company's casino operations will not be increased in the future, either by the electorate, legislation, or action by the New Mexico or Colorado Gaming Authorities resulting in an adverse effect on the Company's operations. Also, there can be no assurances that future initiatives or other legislative changes imposing additional restrictions or prohibitions on gaming in the two states will not be introduced. If passed, such measures could cause a significant adverse affect on the Company's operations in Colorado and New Mexico.

FEDERAL REGULATION AND RELATED DEVELOPMENTS

    The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines, gaming machine devices and components across interstate lines unless that person has first registered with the Attorney General of the United States. The Company and those subsidiaries involved in gaming activities are registered and must renew their registrations annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

    The U. S. Congress established the National Gambling Impact and Policy Commission ("Commission") in 1996 to conduct a comprehensive legal and factual study of the economic and social impact of gaming in the United States. On June 18, 1999, the Commission released its final report, which contained findings, conclusions and recommendations for legislative and administrative actions sent to the President,

Congress and state governors. Although the report called for a moratorium or pause in the expansion of gaming, the Commission reached the same conclusion as a previous federal study over 20 years ago: that the regulation and taxation of gaming is best left to the states and not the federal government. The report recommended a ban on Internet gaming, collegiate sports wagering, and ATM's from the immediate wagering areas in casinos and racetracks. It recommended the establishment by state and tribal governments of a dedicated tax fund that would be used to identify and treat problem and pathological gamblers, identified in the report as between 1.0 and 1.5 percent of the population. The report was more critical of certain forms of gaming including state lotteries and pari-mutuel racing, and called for a halt in the expansion of convenience video gaming outlets and casino-style gambling at racetracks. Certain of the recommendations, if enacted into law, could adversely affect the gaming industry and have a material adverse effect on the Company's business, financial condition or results of operations.

NEVADA REGULATORY MATTERS.

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

    Anchor Gaming is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and has been found suitable as the sole shareholder of Anchor Coin and Powerhouse Technologies, Inc. Powerhouse Technologies is registered by the Nevada Commission as an Intermediary Company and has been found suitable as the sole shareholder of VLC of Nevada, Inc. and VLC, Inc. (f/k/a Video Lottery Consultants, Inc.) Anchor Coin, a wholly-owned subsidiary of Anchor Gaming, is licensed as a manufacturer, distributor, and operator of a slot machine route by the Nevada Gaming Authorities. VLC of Nevada, Inc., a wholly-owned subsidiary of Powerhouse Technologies, is licensed as a manufacturer, distributor, and slot machine route operator in the State of Nevada. VLC, Inc., a wholly-owned subsidiary of Powerhouse Technologies, is also licensed by the Nevada Authorities as a manufacturer and distributor.

    For purposes of this section regarding Nevada Regulatory matters, Powerhouse Technologies is referred to as the "Intermediary Company". Anchor Coin, VLC, Inc. and VLC of Nevada, Inc. are collectively referred to as ("Gaming Subsidiaries"). Gaming licenses held by the Gaming Subsidiaries require the periodic payment of fees and taxes and are not transferable. As a Registered Corporation, the Company is required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Intermediary Company or the licensed Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company, Intermediary Company and Gaming Subsidiaries have obtained the various registrations, approvals, permits, findings of suitability and licenses from the Nevada Gaming Authorities required to engage in the manufacture and distribution of gaming devices and operation of slot routes in Nevada.

    All gaming devices and cashless wagering systems that are manufactured, sold or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers and distributed or sold by licensed distributors. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission before distribution or exposure for play. The approval process for gaming devices includes rigorous testing by the Nevada Board, a field trial and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Commission. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada. License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which gaming operations are to be conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; or (ii) the number of gaming devices operated. Annual fees are also payable to the State of Nevada for renewal of licenses as a manufacturer, distributor and operator of a slot machine route.

    Legislation amending the Gaming Control Act was passed in 1999 that requires any person, including an operator of an inter-casino linked system, who is authorized to receive a share of the revenue from any slot machine or gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person's proportionate share of the license fees and tax paid by the licensee. The legislation did not increase the tax, which for unrestricted locations ranges from 3.0% to 6.25% of gross revenues (the difference between amounts wagered by casino patrons and payments made to casino patrons). The legislation will have some impact on the company's operations in those revenue participation arrangements where the associated costs of fees and taxes have not been shared. Historically, however, the Company's gaming subsidiary, Anchor Coin, has paid all taxes and fees under lease agreements with retail chains in its slot route operations. In the operation of gaming machines under a number of participation arrangements, taxes and fees are typically shared on the same basis as revenues. Significant increases in the fixed fees or taxes currently levied per machine or the tax currently levied on gross revenues could have a material adverse effect on the Company.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company, Intermediary Company or licensed Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company and Intermediary Company who are actively and directly involved in the gaming activities of the licensed Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to have a continuing relationship with the Company, Intermediary Company or a licensed Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company, Intermediary Company or licensed Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    The Company and licensed Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by Anchor Coin must be reported to or approved by, the Nevada Commission.

    If it were determined that a licensed Gaming Subsidiary violated the Nevada Act, the gaming licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Company, Intermediary Company, licensed Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect Anchor.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identity the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with the Company, Intermediary Company or licensed Gaming Subsidiaries, the Company does any of the following: (i) pays that person any dividend or interest upon voting securities of the Company; (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;
(iii) pays remuneration in any form to that person for services rendered or otherwise; or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

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

NATIVE AMERICAN GAMING REGULATIONS

    The Company through its various gaming subsidiaries manufactures and supplies gaming equipment to several Native American tribes. Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American lands. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA established the National Indian Gaming Commission ("NIGC") to operate as an independent agency, within the U. S. Department of the Interior, to exercise primary federal regulatory responsibility over such gaming. The NIGC is delegated authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally.

    The IGRA classifies games that may be conducted on Native American lands into three categories. "Class I Gaming" includes social games solely for prizes of minimal value, or traditional forms of Native American Gaming engaged in by individuals as part of, or in connection with, tribal ceremonies or celebrations. "Class II Gaming" includes bingo, pulltabs, lotto, punch boards, tip jars, instant bingo, and other games similar to bingo, if those games are played at the same location as bingo is played. "Class III Gaming" includes all other commercial forms of gaming, such as table games, slots, video casino games, and other commercial gaming (e.g., sports betting and pari-mutuel wagering).

    Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA. Class II Gaming is permitted on Native American lands if (a) the state in which the Native American lands lie permits such gaming for any purpose by any person, organization or entity; (b) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (c) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (d) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming; (e) the primary management officials and key employees are tribally licensed; and (f) several other requirements are met. Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands lie (a "tribal-state compact").

    The IGRA requires states to negotiate in good faith with Native American tribes that seek to enter into a tribal-state compact for the conduct of Class III Gaming. Such tribal-state compact may include provisions for the allocation of criminal and civil jurisdiction between the state and the Native American tribe necessary for the enforcement of such laws and regulations, taxation by the Native American tribe of such activity in amounts comparable to those amounts assessed by the state for comparable activities, remedies for breach, standards for the operation of such activity and maintenance of the gaming facility, including licensing, and any other subjects that are directly related to the operation of gaming activities. The terms of tribal-state compacts vary from state to state. Compacts within one state tend to be substantially similar to each other. Compacts usually specify the types of permitted games, entitle the states to inspect casinos, require background investigations and licensing of casino employees and vendors, and may require the tribe to pay a portion of the state's expenses for establishing and maintaining regulatory agencies. The Company places machines only with Native American tribes who have negotiated compacts with their respective states and have received approval by the U. S. Department of the Interior.

OTHER JURISDICTIONS AND GOVERNMENT APPROVALS

    Most of the other jurisdictions in which the Company and its subsidiaries conduct business or intend to conduct business in the future require various licenses, permits, findings of suitability or other approvals (collectively "Government Approvals") in connection with the manufacture and/or distribution of gaming devices or as a supplier of system, equipment, and services to the lottery and racing industries. These jurisdictions exert substantial regulatory controls over the Company typically involving restrictions similar in most respects to those of Nevada. Obtaining required approvals and licenses can be time consuming and costly and there can be no assurance of success.

    Some jurisdictions allow the Company to operate under a temporary Government Approval or on a transactional basis during a pending comprehensive background investigation. While the Company has received Government Approvals in all of the jurisdictions in which the Company's applications have been acted upon, there can be no assurance that required Government approvals will be given or renewed in the future. In addition, there can be no assurance that regulations adopted, taxes imposed, or legislation limiting gaming by other states will permit profitable operations by the Company.

                        ADDITIONAL FINANCIAL INFORMATION

    Certain financial information for each of the Company's last three fiscal years with respect to industry segments and foreign and domestic operations is set forth in Note 4 of the Company's consolidated financial statements.

ITEM 2.  PROPERTIES

    The Company's principal properties consist of the following:

    COLORADO CENTRAL STATION CASINO. The Colorado Central Station Casino, which is owned by the Company and used in the gaming operations segment, is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119. Black Hawk, Colorado is approximately 40 miles from Denver, Colorado. The Colorado Central Station has approximately 750 gaming machines, 15 table games, and a food and beverage operation. The Colorado Central Station Casino building has approximately 49,000 square feet of floor space, with 16,637 square feet of gaming area over three floors. The casino has more than 600 parking spaces and is the first shuttle stop from Black Hawk's 3,000-space public facility.

    COLORADO GRANDE CASINO. The Colorado Grande Casino, which is used in the gaming operations segment, is located 45 miles from Colorado Springs and 75 miles from Pueblo, Colorado. The facility, which is leased, occupies 15,000 square feet of a commercial facility, of which 3,125 square feet are devoted to gaming. The casino is located at one of the principal intersections in Cripple Creek and has 44 adjacent parking spaces and a separate lot for employee parking. The casino features more than 210 gaming machines, a full service restaurant, and bar.

    SUNLAND PARK RACETRACK AND CASINO. Sunland Park, New Mexico is adjacent to El Paso, Texas, near Juarez, Mexico. The Sunland Park Racetrack and Casino, which is owned by the Company and used in the gaming operations segment, is located on 152 acres of improved land with gaming, office, stable, and other building area of over 600,000 square feet. The facility features 300 gaming machines on a 10,200 square foot gaming floor, a one- mile racetrack, and 80,000 square feet of grandstand area. The facility includes barns, track offices, jockeys' quarters, and a full service restaurant and bar, as well as snack bars and seasonally-operated restaurants.

    CORPORATE HEADQUARTERS. In October 1994, the Company consolidated its Las Vegas offices, which were previously housed in several separate facilities, into a new headquarters facility, also located in Las Vegas. Since that time it has expanded to 17,000 square feet of office space and 30,000 square feet of sub-assembly and warehouse space, all of which is leased. The facility is used for executive offices as well as the Nevada Route operations, proprietary games business and certain administrative and engineering functions.

    BOZEMAN, MONTANA MANUFACTURING FACILITY. The Company's Bozeman, Montana facility houses the Company's on-line wagering and gaming machines and systems terminal manufacturing operations, as well as certain administrative and engineering functions. The facility is owned by the Company, and includes nearly 80,000 square feet of manufacturing and office space. In addition, over 80,000 square feet of warehouse, manufacturing and office space is leased in Bozeman and the surrounding area.

    The Company has additional leases of various small facilities throughout the jurisdictions in which it operates for sales and customer service functions. The Company believes that the properties described above will be adequate for its business needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

    In February 1999, the Company and the Joint Venture, filed an action in U.
S. District Court, District of Nevada, against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's recently issued secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit against Acres by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the Company and the Joint Venture alleging wrongful use of Acres intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims.

    Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits and seek unspecified damages. The lawsuits were consolidated in Nevada, both in federal (U. S. District Court, District of Nevada) and state court (Eighth Judicial District Court, Clark County, Nevada). The consolidated federal action, captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgement in favor of Anchor Gaming. The consolidated state action, captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

    In February of 1999, GTECH Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. Subsequent to the execution of the renegotiated contract between AWI and the Florida Lottery in March 1999, GTECH Corporation amended the complaint. The Company believes this action is entirely without merit and intends to vigorously defend this action.

    In March 1996, Ladbroke Holdings del Peru S.A. ("Ladbroke") filed an action in the United States District Court, Eastern District of Michigan, against United Tote Company and the Company. The complaint alleged, in part, that United Tote had violated an agreement that it had entered with Ladbroke to "supply, install, commission and operate" a number of wagering terminals and that United Tote, without justification, notified Ladbroke that it was terminating the agreement. Ladbroke alleged that United Tote and the Company's conduct constituted a breach of contract, wrongful termination of contract, fraudulent misrepresentation and tortious interference with contract/business relationship. The complaint did not specify a damage figure but sought recovery of all "actual, incidental and consequential damages." The Company and United Tote filed a counterclaim against Ladbroke alleging claims for breach of certain of Ladbroke's obligations under the contract and unjust enrichment. The counterclaim alleged, in part, that Ladbroke failed to identify a sufficient number of viable retailer locations, and failed to promote, design and market the game so as to create sufficient demand. In August 1999, the Company and United Tote settled all claims related to actions concerning Ladbroke. The financial effect of the settlement is not materially adverse to the financial position or the results of operations of the Company.

    Although the Company is a party to various claims and legal actions arising in the ordinary course of its business, in the opinion of management the ultimate disposition of these other matters as they are currently understood will not likely have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

    Not applicable

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

                                                       PRICE RANGE
                                                -------------------------
                                                  HIGH             LOW
                                                --------           ---
FISCAL 1999
  First quarter.........................        $  74 1/4        $  48
  Second quarter........................        $  59 7/8        $  44 1/8
  Third quarter.........................        $  60 1/4        $  33 1/8
  Fourth quarter........................        $  51 7/1        $  38 13/16

                                                       PRICE RANGE
                                                -------------------------
                                                  HIGH             LOW
                                                --------           ---
FISCAL 1998
  First quarter.........................        $  90 1/2        $  47 1/4
  Second quarter........................        $  95 1/8        $  43 1/2
  Third quarter.........................        $  74 1/4        $  55 3/16
  Fourth quarter........................        $  93 11/16      $  76

    As of September 20, 1999, there were approximately 10,000 beneficial holders of the Company's common stock.

    The board of directors intends to retain any earnings of the Company to support operations and to finance expansion and does not intend to pay cash dividends on the Common Stock of Anchor in the foreseeable future. The Company is a party to a revolving credit facility with a bank that restricts the payment of dividends. Subject to contractual restrictions, any future determinations as to the payment of dividends will be at the discretion of the board of directors of the Company, and will depend on the Company's financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial and operating information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere or incorporated by reference in this

Annual Report on Form 10-K. The income statement and balance sheet data for each of the five fiscal years ended June 30, 1999 are derived from the audited consolidated financial statements of the Company.

                                                                       FISCAL YEAR ENDED JUNE 30,
                                                        ---------------------------------------------------------
                                                           1999        1998        1997        1996       1995
                                                        ----------  ----------  ----------  ----------  ---------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
  Revenues:
    Proprietary games.................................  $  123,698  $  113,677  $   49,716  $   21,457  $  14,159
    Gaming operations.................................      86,648      83,941      70,523      66,358     57,434
    Route operations..................................      38,585      34,314      33,510      28,651     25,818
                                                        ----------  ----------  ----------  ----------  ---------
      Total revenues..................................     248,931     231,932     153,749     116,466     97,411
                                                        ----------  ----------  ----------  ----------  ---------
  Costs of revenues:
    Proprietary games.................................      17,929      15,720      11,397      12,113      9,851
    Gaming operations.................................      45,407      41,279      34,734      28,130     22,887
    Route operations..................................      25,013      21,442      19,905      17,158     15,659
                                                        ----------  ----------  ----------  ----------  ---------
      Total costs of revenues.........................      88,349      78,441      66,036      57,401     48,397
                                                        ----------  ----------  ----------  ----------  ---------
  Gross margin........................................     160,582     153,491      87,713      59,065     49,014
  Other costs:
    Selling, general, and administrative..............      40,667      32,677      21,581      21,074     20,949
    Research and development..........................       1,220       1,922       2,023
    Acquired in-process research and development......      17,500          --          --          --         --
    Project cost write-downs..........................          --          --       2,117          --         --
    Depreciation and amortization.....................      17,380      12,661       8,798       4,110      3,215
                                                        ----------  ----------  ----------  ----------  ---------
      Total other costs...............................      76,767      47,260      34,519      25,184     24,164
                                                        ----------  ----------  ----------  ----------  ---------
  Income from operations..............................      83,815     106,231      53,194      33,881     24,850
  Interest income.....................................       3,850       2,989       3,793       2,028      1,105
  Interest expense....................................        (113)       (226)       (288)       (429)      (732)
  Other income (expense) (1)..........................        (623)        446         (22)         43        244
                                                        ----------  ----------  ----------  ----------  ---------
  Income before provision for income taxes............      86,929     109,440      56,677      35,523     25,467
  Provision for income taxes..........................      39,422      41,040      21,001      13,188      9,486
                                                        ----------  ----------  ----------  ----------  ---------
  Net income..........................................  $   47,507  $   68,400  $   35,676  $   22,335  $  15,981
                                                        ----------  ----------  ----------  ----------  ---------
                                                        ----------  ----------  ----------  ----------  ---------
  Weighted average shares outstanding.................      12,164      12,751      13,321      11,820     11,252
  Basic earnings per share............................  $     3.91  $     5.36  $     2.68  $     1.89  $    1.42
  Weighted average common and common equivalent shares
    outstanding.......................................      12,428      13,161      13,542      12,038     11,447
  Diluted earnings per share..........................  $     3.82  $     5.20  $     2.63  $     1.86  $    1.40
OTHER DATA:
  Capital expenditures................................  $   13,845  $   22,499  $   38,108  $   27,916  $   7,834

                                                                             AS OF JUNE 30,
                                                        ---------------------------------------------------------
                                                           1999        1998        1997        1996       1995
                                                        ----------  ----------  ----------  ----------  ---------
                                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents...........................  $   32,835  $   73,187  $   66,427  $   78,113  $  26,132
  Total assets........................................     507,169     245,134     188,876     162,312     79,266
  Long term notes payable.............................     212,805          --       2,800       3,650      5,989
  Stockholders' equity................................     220,353     210,482     171,331     146,307     64,832

------------------------

(1) Other income (expense) consists of minority interest in earnings of consolidated subsidiary, and other income (expense).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    In February 1994, Anchor completed its IPO of 3,162,500 shares of Common Stock at a price of $12 per share. Simultaneously with the closing of the IPO, Anchor became the holding company for its current subsidiaries, Anchor Coin, Colorado Grande Enterprises, Inc., C.G. Investments, Inc., and D D Stud, Inc., each of which had been operated under different ownership structures controlled primarily by Stanley E. Fulton, the Chairman of the Board. Also at the time of the IPO, the Company acquired all of the beneficial ownership of Global Gaming Products, L.L.C. and certain related assets from Global Distributors, Inc. (the "Acquisition"), which were primarily involved in the distribution of the proprietary game Silver Strike-TM-. Stanley E. Fulton also owned 50% of Global Gaming Products, L.L.C. prior to the Acquisition. The financial position and operating results of Colorado Grande Enterprises, Inc. are included in the consolidated financial statements as an 80% consolidated subsidiary.

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

    On June 29, 1999, the Company completed the Powerhouse Acquisition pursuant to a merger agreement for approximately $220 million plus Powerhouse net debt of $68 million. The Powerhouse Acquisition was funded through a combination of cash and borrowing under a new $300 million revolving credit facility. Anchor, through its acquisition of Powerhouse and its operating units, VLC, AWI and United Tote, is now a supplier of system software, equipment and related services for on-line lotteries, video lotteries, and pari-mutuel systems throughout the world, and is a manufacturer and distributor of gaming devices for casinos. The Powerhouse Acquisition was accounted for using the purchase method of accounting. Because the closing of the Powerhouse Acquisition occurred virtually concurrent with the end of the fiscal year of the Company, the financial statements of the Company for the year ended June 30, 1999 do not include any results of operations or cash flows for Powerhouse.

    The following table sets forth the percentage of Anchor's total revenues attributable to proprietary games operations, gaming operations and route operations during the fiscal years ended June 30, 1999, 1998, and 1997. The growth in proprietary games revenue as a percentage of total revenues is attributable primarily to the commencement of the Strategic Alliance with IGT during the second half of fiscal 1997.

                                                                       FISCAL YEARS ENDED JUNE 30,
                                                                     -------------------------------
                                                                       1999       1998       1997
                                                                     ---------  ---------  ---------
SOURCES OF REVENUES:
  Proprietary games operations.....................................       49.7%      49.0%      32.4%
  Gaming operations................................................       34.8       36.2       45.8
  Route operations.................................................       15.5       14.8       21.8
                                                                     ---------  ---------  ---------
    Total revenues.................................................      100.0%     100.0%     100.0%
                                                                     ---------  ---------  ---------
                                                                     ---------  ---------  ---------

ACQUISITION OF POWERHOUSE TECHNOLOGIES, INC.

    As discussed in the notes to the consolidated financial statements, the acquisition of Powerhouse Technologies, shown on a pro-forma basis, which may not be indicative of future performance of the combined companies, would have resulted in combined annual revenues of $465.9 million, and net income of $49.0 million for the year ended June 30, 1999.

    With the Powerhouse subsidiaries' addition, the Company's proprietary games operations will be combined with Powerhouse' gaming machines and systems sales. The gaming operations segment in the future will be comprised of a racetrack/casino in New Mexico, the Company's existing Colorado casinos, route operations in Montana acquired from Powerhouse and the existing Nevada route operations.

    The following unaudited financial information represents the financial results of Powerhouse for the year ended June 30, 1999.

                                                                                  YEAR ENDED
                                                                                 JUNE 30, 1999
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
Revenues:
  Lottery systems..............................................................   $   101,569
  Gaming machines & systems....................................................        60,152
  Gaming operations............................................................        34,398
  Pari-mutuel systems..........................................................        20,875
                                                                                 -------------
                                                                                  $   216,994
                                                                                 -------------
                                                                                 -------------
Cost of revenue:
  Lottery systems..............................................................   $    62,067
  Gaming machines and systems..................................................        34,609
  Gaming operations............................................................        25,726
  Pari-mutuel systems..........................................................        13,213
                                                                                 -------------
                                                                                  $   135,615
                                                                                 -------------
                                                                                 -------------

    For the year ended June 30, 1999 Powerhouse incurred approximately $40 million in selling, general and administrative expense, $10 million in research and development expense and $21 million in depreciation and amortization expense. These financial results may not be indicative of the results that may be obtained in the future.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

PROPRIETARY GAMES OPERATIONS

    Revenues from proprietary games operations were $123.7 million for the fiscal year ended June 30, 1999, an increase of $10.0 million or 8.8% from $113.7 million for the fiscal year ended June 30, 1998. The increase is primarily due to increased equity earnings in the Company's joint venture alliance with IGT, which, for accounting purposes, is recorded net of expense. At June 30, 1999 there were more than 6,400 games, primarily Wheel of Fortune-TM-, operating within the joint venture, compared to more than 5,600 games at June 30, 1998. The increase in revenues is also due to increased revenues from the Company's proprietary games CashBall-TM- and SafeBuster-TM-. These increases were offset to some extent by decreased revenues generated from the Wheel of Gold-TM-, Totem Pole-TM- and Clear Winner-TM- games as well as decreased revenues from the sale of tokens for the proprietary game Silver Strike-TM-.

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

    During the year ended June 30, 1999, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike-TM- product, decreased 4.7% from the year ended June 30, 1998. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period. The Company cannot predict to what extent, if any, these declining trends in its stand-alone proprietary games business will continue.

    During the quarter ended March 31, 1999, a bill sponsored by the Nevada Resort Association came before the Nevada legislature. This bill attempted to define the conditions under which Nevada gaming machine manufacturers would be required to sell gaming devices, to restrict the pricing and ability to participate in the revenues of such gaming machines, to regulate certain aspects of wide-area progressive slot machine systems, and to force manufacturers to pay gaming taxes on their share of revenues. The bill was later amended to provide increased regulatory review of wide area progressives, address market accessibility to games and to require manufacturers and casino operators to pay their proportionate share of state gaming taxes. The amended bill excluded restrictions on manufacturer's required sales, pricing and participation in revenue of gaming machines. The bill was signed into law before the May 31, 1999 legislative deadline. The financial effects of this legislation will likely result in increased gaming tax expense associated with Nevada revenues in the Joint Venture which will decrease the Company's earnings from the Joint Venture and, to a lesser extent, will increase gaming tax expense in the Company's stand-alone proprietary games operations outside of the Joint Venture.

    During fiscal year 1999, the Company received regulatory approval in Nevada and several other jurisdictions, and placed in casinos on a limited basis, the first units of the conversion game Tic Tac Disco-TM-. This was the first title introduced under what is referred to by the Company as the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. Tic Tac Disco-TM- was the first of several conversion titles, some mechanical and some video, that the Company has in various stages of development and plans to introduce in the next twelve to eighteen months. Also during fiscal year 1999, the Company received regulatory approvals for two additional conversion titles, Pick 'N Pop-TM- and Pick 'N Kick-TM-. The Company recently received Nevada regulatory approval for technology that enables the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company introduced this multi-coin feature on the conversion platform during its September 1999 quarter. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 2000.

    Costs of proprietary games revenues were $17.9 million for the fiscal year 1999, an increase of $2.2 million or 14.0% from $15.7 million for the fiscal year 1998. Proprietary games gross margin decreased slightly to 85.5% during fiscal year 1999 from 86.2% during fiscal year 1998. The increase in the cost of proprietary games revenues was due to primarily to increased machine parts used in the Company's operations outside the joint venture, increased costs of production and service payroll and shipping and handling. During fiscal year 1999, the Company engaged in extensive improvements and modifications to existing proprietary games in order to maintain performance levels of the games. The costs associated with the upgrades and regular maintenance of games in operation are expensed as incurred. These increases were offset to some extent by decreased costs and expenses relating to the sale of tokens for the proprietary game Silver Strike-TM-.

GAMING OPERATIONS

    Total revenues from gaming operations were $86.6 million for fiscal year 1999, an increase of $2.7 million or 3.2% from $83.9 million for fiscal year 1998. This increase is primarily due to increased slot revenues at the Colorado Central Station Casino and, to a lesser extent, increased slot revenues at the Colorado Grande Casino. The year-over-year increase in revenues was realized almost entirely during the first six months of fiscal year 1999 with the second six months of fiscal year 1999 resulting in flat year-over-year comparisons. Two casinos, both larger and containing more gaming devices, opened near the Colorado Central Station as expected on June 24,1998 and December 29, 1998, respectively. The Company is aware of other casino projects in various stages of planning in the Black Hawk/Central City market. The Company cannot predict the effect, if any, that the new or proposed casino openings will have on the Company's Colorado casino operations. The Company expects that the increased competition will have a continued negative effect on revenues as well as on costs of gaming operations such as promotions and costs related to retaining and recruiting employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. The Company expects this seasonal trend to continue.

    Costs of gaming operations revenue were $45.4 million for fiscal year 1999, an increase of $4.1 million or 9.9% from $41.3 million for fiscal year 1998. Gaming operations gross margin decreased to 47.6% during fiscal year 1999 from 50.8% during fiscal year 1998. In order to sustain year-over-year revenue levels despite increased competition, the Company incurred increased marketing and personnel related costs. Although the Company can not predict the effect of the new and proposed casino openings discussed above, management believes it is likely to increase both promotion and payroll costs in future periods. The Company expects to realize some decrease in costs of casino operations as a result of decreased gaming tax rates enacted by the state of Colorado during fiscal 1999.

ROUTE OPERATIONS

    Revenues from route operations were $38.6 million for fiscal year 1999, an increase of $4.3 million or 12.5% from $34.3 million for fiscal year 1998. Machines on route increased 40 machines or 4.8% to 882 at June 30, 1999 from 842 machines at June 30, 1998. Average machines on route during fiscal 1999 increased 39 or 4.7% to 866 from 827 average machines in fiscal 1998. The increase in route revenue was due to the increased number of machines on route and increased performance of the machines on the route due to machine mix enhancements. Increases in route revenue were realized from both participation locations and space lease locations. The Company's primary base of route operations is in southern Nevada where the population has experienced significant growth. The Company cannot predict whether this growth trend will continue or if increased competition from expanding grocery store chains and local casinos will lead back to the historical trend of generally flat year-over-year route revenues comparisons.

    During fiscal year 1999, several publicized quality of life issues surrounding route operations in Nevada were settled in a manner acceptable to both Anchor and certain governmental entities. The slot route industry, including the Company, will alcove slot machines in grocery stores, provide better ventilation for cigarette smoke, enhance enforcement of the supervision over minors near slot areas, and provide greater awareness of facilities for the treatment of problem gambling. The Company cannot predict the effect, if any, that potential future efforts by governmental or other agencies to limit or curtail slot route operations in Nevada will have on the Company's route operations.

    The Company recently received a termination letter from one of its major retail chains, due to a change in ownership. As a result, the Company will end its location agreement with four Albertson's stores in September 1999. The Company is the participant in an injunctive relief filed in court which would allow the Company to continue to operate the locations as contracted. The Company believes that the loss of Albertson's stores, if it occurs, will not have a material effect on the net financial results of the Company's Nevada Route operations.

    Costs of route revenue were $25.0 million for fiscal year 1999, an increase of $3.6 million or 16.8% from $21.4 million for fiscal year 1998. Route operations gross margin decreased to 35.2% during fiscal year 1999 compared to 37.5% during fiscal year 1998. The increase in route costs was primarily due to increased participation costs and, to a lesser extent, increased space lease costs, both related to increased locations and machines on route. Increased participation costs are also a result of increased competition in the slot route industry for locations.

OTHER COSTS

    Selling, general and administrative ("SG&A") expenses were $40.7 million for fiscal year 1999, an increase of $8.0 million or 24.5% from $32.7 million for fiscal year 1998. SG&A expenses as a percentage of total revenue increased to 16.3% during fiscal year 1999 compared to 14.1% during fiscal year 1998. The increase in SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $7.2 million, including increased selling compensation costs, valuation allowances, and tax and licensing costs. Additional increases in costs and expenses were incurred for advertising in the gaming operations and for administrative payroll at the corporate level.

    Research and development expenses were $1.2 million for fiscal year 1999, a decrease of $700,000 or 36.8% from $1.9 million for fiscal year 1998. The decrease is due to reduced expenses in fiscal year 1999 for development at the corporate level, offset to some extent by increases in the proprietary games operations. The decrease in corporate development resulted primarily from reduced development costs related to the Canadian charity based casino initiative that was cancelled by the Ontario provincial government on June 26, 1998. In addition to the research and developments expenses reflected on the Company's financial statements, research and development costs related to the Anchor IGT Joint Venture are accounted for on the books of the Joint Venture and are not included in the amounts disclosed as research and development in the Company's financial statements.

    Acquired in-process research and development of $17.5 million in fiscal year 1999 was incurred in connection with the Powerhouse Acquisition. This non-recurring expense represents the value of the research and development projects that were in various stages of completion at the date of the acquisition. There was no income tax benefit as a result of this expense, thereby increasing the Company's effective tax rate for fiscal 1999;

    Depreciation and amortization expense was $17.4 million for fiscal year 1999, an increase of $4.7 million or 37.0% from $12.7 million for fiscal year 1998. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations and, to a lesser extent, at the Company's Colorado Central Station Casino and in the Company's route operations due to the use of shortened lives for all gaming machines. Goodwill recorded as a result of the Powerhouse Acquisition is expected to add approximately $2 million annually in amortization expense.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $83.8 million for fiscal year 1999, a decrease of $22.4 million or 21.1% from $106.2 million for fiscal year 1998. Excluding the $17.5 million charge for acquired in-process research and development, income from operations for fiscal year 1999 would have been $101.3 million, a decrease of only $4.9 million or 4.6% from fiscal year 1998. As a percentage of total revenues, income from operations decreased to 33.7% during fiscal year 1999 from 45.8% during fiscal year 1998.

    OTHER INCOME (EXPENSE). Interest income was $3.9 million for fiscal year 1999, an increase of $900,000 or 30.0% from $3.0 million for fiscal year ended 1998. The increase is due to increased short-term investments resulting from higher average cash balances during the year. Other income decreased $1.1 million from fiscal year 1998. This was primarily due to reduced net gains on asset disposals in fiscal year 1999 versus fiscal 1998.

    NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $47.5 million for fiscal year 1999, a decrease of $20.9 million or 30.6% from $68.4 million for fiscal year 1998. Excluding the $17.5 million charge for acquired in-process research and development (which had no associated income tax benefit), net income would have been $65.0 million for fiscal year 1999, a decrease of only $3.4 million or 5.0% from fiscal year 1998.

    Diluted earnings per share of $3.82 for fiscal year 1999 would have been $5.23 exclusive of the $17.5 million charge for acquired in-process research and development, an increase of $.03 per share from the $5.20 diluted earnings per share for fiscal year 1998.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

PROPRIETARY GAMES OPERATIONS

    Revenues from proprietary games operations were $113.7 million for fiscal year 1998, an increase of $64.0 million or 128.7% from $49.7 million for fiscal year 1997. The increase is primarily due to increased equity earnings in the Company's joint venture alliance with IGT, which, for accounting purposes, is recorded net of expense. At June 30, 1998 there were more than 5,600 games, primarily Wheel of Fortune-TM-, operating within the joint venture, compared to more than 2,000 games at June 30, 1997. This increase is also due to increased revenues from the Company's proprietary games Wheel of Gold-TM-and Totem Pole-TM-, and to a lesser extent increased revenues from the proprietary games Rock'N'Reels-TM- and SafeBuster-TM-. These increases were offset to some extent by decreased revenues generated from the sale of tokens for the proprietary game Silver Strike-TM- and decreased revenues generated from the proprietary game Clear Winner-TM-.

    Costs of proprietary games revenues were $15.7 million for fiscal year 1998, an increase of $4.3 million or 37.7% from $11.4 million for fiscal year 1997. Proprietary games gross margin increased to 86.2% during fiscal year 1998 from 77.1% during fiscal year 1997. The increase in costs of proprietary games revenue was due to increased machine parts, production and service payroll, shipping and handling, and production supplies, resulting primarily from increased machine conversions and maintenance. These increases were offset to some extent by decreased costs relating to the sale of tokens for the proprietary game Silver Strike-TM-. The increase in proprietary games gross margin is primarily due to equity in the income of the joint venture with IGT, which, for accounting purposes, is recorded net of expenses. Additionally, revenues from the Company's proprietary games, such as Wheel of Gold-TM- and Totem Pole-TM-, have greater gross margin percentages than the Company's Silver Strike-TM- game, which previously accounted for a larger percentage of the Company's proprietary games revenue.

GAMING OPERATIONS

    Revenues from gaming operations were $83.9 million for fiscal year 1998, an increase of $13.4 million or 19.0% from $70.5 million for fiscal year 1997. This increase is primarily due to increased slot revenues at the Colorado Central Station Casino and, to a lesser extent, increased slot revenues at the Colorado Grande Casino. The Company's Colorado casino operations were the beneficiary of mild weather during the six months ended June 30, 1998.

    Costs of gaming operations revenue were $41.3 million for fiscal year 1998, an increase of $6.6 million or 19.0% from $34.7 million for fiscal year 1997. Gaming operations gross margin increased slightly to 50.8% during fiscal year 1998 from 50.7% during fiscal year 1997. The increase in costs of gaming operations revenue was primarily due to increased gaming taxes and promotions, and to a lesser extent direct payroll, at both of the Company's Colorado casinos.

ROUTE OPERATIONS

    Revenues from route operations were $34.3 million for fiscal year 1998, an increase of $800,000 or 2.4% from $33.5 million for fiscal year 1997. Machines on route increased 41 machines or 5.1% to 842 machines at June 30, 1998 from 801 machines at June 30, 1997. Average machines on route during fiscal 1998 increased 57 average machines or 7.4% to 827 average machines from 770 average machines during fiscal 1997. The increase in route revenue was due to the increased number of machines on route offset somewhat by increased competition due to expansion of grocery store chains and local casino operations.

    Costs of route operations revenue were $21.4 million for fiscal 1998, an increase of $1.5 million or 7.5% from $19.9 million for fiscal 1997. Route operations gross margin decreased to 37.5% during fiscal year 1998 compared to 40.6% during fiscal year 1997. The increase in costs of route revenue was primarily due to increased location costs and, to a lesser extent, increased direct payroll costs, both related to increased machines on route.

OTHER COSTS

    SG&A expenses were $32.7 million for fiscal year 1998, an increase of $11.1 million or 51.4% from $21.6 million for fiscal year 1997. SG&A expenses as a percentage of total revenue of 14.1% during fiscal year 1998 were comparable to 14.0% during fiscal year 1997. The increase in SG&A expenses is primarily due to increased expenses in the Company's proprietary games operations of approximately $9.4 million, including increased payroll and compensation costs, valuation allowances, as well as increased legal costs incurred at the holding Company level.

    Research & development expenses were $1.9 million for fiscal year 1998, which is comparable to the $2.0 million for fiscal year 1997. The expenses were characterized by increased development costs in fiscal year 1998 at the corporate level primarily for the Canadian charity based casino initiative that was cancelled by the Ontario provincial government on June 26, 1998, offset by decreased expenses in the proprietary games operations.

    Depreciation and amortization expense was $12.7 million for fiscal year 1998, an increase of $3.9 million or 43.9% from $8.8 million for fiscal year 1997. This increase is primarily due to increased depreciation and amortization expense incurred in the Company's proprietary games operations and, to a lesser extent, increased depreciation and amortization expense incurred at the Company's Colorado Central Station Casino.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $106.2 million for fiscal year 1998, an increase of $53.0 million or 99.7% from $53.2 million for fiscal year 1997. As a percentage of total revenues, income from operations increased to 45.8% during fiscal year 1998 from 34.6% during fiscal year 1997.

    OTHER INCOME/EXPENSE. Interest income was $3.0 million for fiscal year 1998, a decrease of $800,000 or 21.2% from $3.8 million for fiscal year 1997. The decrease is due to decreased short-term investments resulting from decreased cash balances during the year. Other income increased $900,000 to $1.2 million in fiscal year 1998 from $300,000 in fiscal year 1997 due primarily to gains on disposal of assets.

    NET INCOME. As a result of the factors discussed above, net income was $68.4 million for fiscal year 1998, an increase of $32.7 million or 91.7% from $35.7 million for fiscal year 1997.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS. At June 30, 1999, the Company maintained $32.8 million in cash and equivalents, $28.9 million in working capital, and $81.5 million available under a revolving credit facility, compared with cash and equivalents at June 30, 1998 of $73.2 million, working capital of $54.4 million, and a $10.0 million unsecured revolving bank line of credit. Pursuant to the acquisition of Powerhouse Technologies, Inc., the

Company borrowed $210 million on a new $300 million unsecured credit facility. Amounts drawn on the credit facility bear interest at variable rates based on LIBOR plus an applicable margin or prime rate plus an applicable margin, at the Company's option. All borrowings under the credit facility are due on June 30, 2004. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has complied with the covenants throughout the term of the credit facility.

    Prior to obtaining financing for the Powerhouse Acquisition, Anchor's principal sources of liquidity included cash flows from operations and the net proceeds from a Secondary Offering in April 1996 and an IPO in February 1994. Net proceeds to the Company from the Secondary Offering were $53.9 million, and net proceeds from the IPO were $34.1 million. The Company believes that cash provided by operations will remain as a significant source of cash flows, and anticipates that both operations and draws on the Company's line of credit will provide the capital needed for continued business growth.

    During fiscal year 1999, operating activities provided $86.7 million in cash flows on $47.5 million in net income, compared with $68.2 million in cash flows on $68.4 million in net income during fiscal year 1998. Comparable operating cash flows were attained in 1999, despite lower net income, because 1999 included non-cash expenses (including depreciation and amortization) of approximately $43.1 million compared with non-cash expenses in 1998 of approximately $14.0 million. The significant non-cash expenses in 1999 include the write-off of $17.5 million of acquired in-process research and development in connection with the acquisition of Powerhouse Technologies. The cash associated with this expense was included in the cash paid for the acquisition of Powerhouse.

    CAPITAL EXPENDITURES. During fiscal 1999, the Company spent $13.8 million on capital acquisitions in addition to the $71.7 million cash paid (net of cash acquired) for Powerhouse Technologies. Capital expenditures were primarily incurred for the purchase of gaming devices and equipment for use in the Company's proprietary games operations. In fiscal year 1998, the Company spent $22.5 million on capital expenditures, also primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations. During the year ended June 30, 1999, Powerhouse spent approximately $51 million on capital expenditures, consisting primarily of expenditures to implement and upgrade on-line lottery equipment used in the provision of services under long-term contracts. The Company selectively pursues opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new state lottery contracts, and depending on the size of the jurisdictions served, the Company may be required to secure additional funding for the related capital expenditures.

    The lottery systems segment operates in a capital-intensive industry, in which wagering terminals, computer systems, and applications and communications software must be installed throughout a jurisdiction, often beginning up to one year before revenues are earned on the long-term contract. When a new jurisdiction is added to the Company's customer base, capital required to obtain and install hardware and software can be significant. Generally, initial contract terms are from 5 to 9 years, often with 1 to 3 year extension options. Upon expiration of a contract and its extensions, the jurisdiction typically requires vendors to re-bid their services and replace existing equipment with new terminals. An incumbent vendor may have some benefit due to the communications infrastructure already in place, but most often, a significant portion of the initial capital expenditures must be replaced upon the re-awarding of a lottery contract.

    STOCK REPURCHASE. During fiscal year 1999, $40.3 million was expended to repurchase 810,300 shares of the Company's common stock pursuant to a board-authorized stock repurchase plan. In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of Common Stock. The board of directors authorized additional repurchases of up to 513,975 shares in December 1997 and 640,400 shares in October 1998. As of June 30, 1999, the Company had repurchased 1,784,675 shares of Common Stock at a cost of $89.9 million. During fiscal 1998, 638,375 shares were repurchased at a cost of $36.1 million, and

336,000 shares were repurchased during fiscal 1997 at a cost of $13.5 million. At June 30, 1999 there was a balance of 369,700 authorized shares remaining under the repurchase program.

    WORKING CAPITAL REQUIREMENTS. In addition to cash requirements needed for the purchase and construction of capital equipment, working capital is necessary to finance customer receivables and inventory levels. At June 30, 1999, notes receivable from customers totaled $20.9 million, primarily resulting from gaming machine sales. Because management expects the continued growth of the gaming machines and systems segment, and intends to continue financing sales when advantageous to the Company, notes receivable balances may increase. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of the Company's customer notes range from one to two years, with interest rates of up to 14%. Certain international and domestic receivables have repayment periods of up to nine years.

    The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming oriented business and depending on the amount of funding required, the Company may be required to obtain additional financing.

YEAR 2000

    In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive computer software may recognize a date using "00" as the year 1900 rather than the year 2000. This, along with various other date-related issues, is generally referred to as the "Year 2000 Problem." If this situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations. As a result of the Powerhouse Acquisition, the Company has acquired many additional computer and other systems that require review of their exposure to the Year 2000 Problem. The Company has integrated the Powerhouse systems into their comprehensive plans to address the Year 2000 Problem.

    The Company has conducted a comprehensive review of its computer and other systems deemed to be date sensitive (as well as those of its unconsolidated affiliates) to assess its exposure to the Year 2000 Problem. The Company has identified and tested mission critical systems and is in the process of modifying or replacing those systems that are not, in its opinion, able to perform their essential functions after December 31, 1999 ("Year 2000 Compliant"). Based upon the comprehensive review, management believes that the Company's critical internal systems are Year 2000 Compliant or will be Year 2000 Compliant by September 1999 and other systems will be compliant by November 1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company. In addition, the Company has engaged outside consultants to assist and advise management in the review of its systems and evaluation of its readiness to deal with Year 2000 problems.

    The Company has evaluated its obligations for communication to its customers. The Year 2000 readiness of its customers varies, and the Company is encouraging its customers to evaluate and prepare their own systems. In many cases, the Company is assisting customers by providing new or modified systems to address the Year 2000 Problem. In contractual arrangements where the Company provides systems and equipment to customers, the Company has scheduled replacement or modification to all identified systems that are not Year 2000 Compliant before the end of 1999.

    In addition, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's exposure to third party Year 2000 issues. In some instances, vendors have not responded to the Company's inquiries about Year 2000 readiness. In such instances where management has identified a material risk, the Company has initiated further contact, developed contingency plans and made arrangements to replace the vendor. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that representations made to the Company by third parties are in fact accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a material adverse effect on the operations of the Company.

    All costs related to the Company's Year 2000 Problem are being expensed as incurred, while the cost of new hardware or software is being capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. Specifically, as of June 30, 1999, the Company has spent less than $200,000 and anticipates spending less than $1,000,000 thereafter. These costs and estimated completion dates are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from these plans.

    The Company continues to attempt to identify and resolve all Year 2000 Problems that could materially and adversely affect its operations. Because many systems that could be affected by Year 2000 Problems are complex and interrelated, it is not possible to accurately predict all consequences of Year 2000 Problem-related failures, including the quantity, severity, duration or financial consequences of such failures. Possible consequences that have been identified by management include the following: operational inconveniences and inefficiencies that will divert management's time and attention, and the Company's financial and human resources from ordinary business activities; routine business disputes and claims for pricing adjustments or penalties due to Year 2000 Problems by customers that will be resolved in the ordinary course of business; return of Company equipment and termination of revenue streams due to perceived or actual equipment problems experienced by customers; and possible serious business disputes alleging failure to comply with terms of contracts resulting in litigation or termination of contracts.

    The Company has developed a contingency plan to address what it believes to be the most likely, reasonable, worst-case scenario. The Company's contingency plan addresses mission critical systems, facilities and systems installed in customer locations and how the Company plans to prepare and allocate human and equipment resources to remedy possible failures. The Company believes that the most likely reasonable worst-case scenario would entail power outages and although the Company has power-generating equipment at its casino locations and local lottery operational facilities an extended power outage could affect the gaming operations and lottery operations. The inability to accurately predict all possible effects of the Year 2000 issue prevent the Company's contingency plan from covering all possible scenarios.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to market risk from changes in interest rates on its floating rate debt. The principal balance of floating rate debt at June 30, 1999, was $210,000,000. The Company does not have any cash or cash equivalents at June 30, 1999 that are subject to market risk based on changes in interest rates. The Company does not currently hedge against any interest rate exposure.

    The Company, as a result of the Powerhouse Acquisition, is exposed to the risk of foreign currency exchange rate fluctuations. As of June 30, 1999, the Company had accounts and notes receivable denominated in Canadian currency of $2.3 million (4.5% of total receivables) and $900,000 (1.8% of total receivables) denominated in Australian currency. All foreign receivables are expected to be collected within 12 months. The Company does not currently hedge against foreign currency exposures.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                            PAGE NO.
                                                                                                          -------------
Independent Auditors' Report of Deloitte & Touche LLP...................................................           50

Consolidated Balance Sheets as of June 30, 1999 and 1998................................................           51

Consolidated Statements of Income for Years Ended June 30, 1999, 1998, and 1997.........................           52

Consolidated Statements of Stockholders' Equity for Years Ended June 30, 1999, 1998, and 1997...........           53

Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998, and 1997.................           54

Notes to Consolidated Financial Statements..............................................................           56

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Anchor Gaming and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Anchor Gaming and Subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Gaming and Subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 4, 1999

                                 ANCHOR GAMING

                          CONSOLIDATED BALANCE SHEETS

                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                             (IN THOUSANDS EXCEPT
                                                                                                SHARE AMOUNTS)
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $   32,835  $   73,187
  Accounts and notes receivable, net......................................................      38,526       8,977
  Inventory, net..........................................................................      21,375       3,869
  Other current assets....................................................................       8,928       2,007
                                                                                            ----------  ----------
    Total current assets..................................................................     101,664      88,040
Property and equipment, net...............................................................     188,048      94,791
Goodwill, net.............................................................................     117,436       2,264
Other intangible assets, net..............................................................      34,520       1,270
Investments in unconsolidated affiliates..................................................      29,053      32,639
Other long-term assets....................................................................      36,448      26,130
                                                                                            ----------  ----------
    Total assets..........................................................................  $  507,169  $  245,134
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable........................................................................  $   21,073  $    5,994
  Current portion of long-term debt.......................................................       4,051          --
  Income tax payable......................................................................       5,146      12,469
  Other current liabilities...............................................................      42,486      15,128
                                                                                            ----------  ----------
    Total current liabilities.............................................................      72,756      33,591
Long-term debt, net of current portion....................................................     212,805          --
Minority interest in consolidated subsidiary..............................................       1,255       1,061
                                                                                            ----------  ----------
    Total liabilities and minority interest in consolidated subsidiary....................     286,816      34,652
                                                                                            ----------  ----------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares issued and
    outstanding at June 30, 1999 and 1998.................................................          --          --
  Common stock, $.01 par value, 50,000,000 shares authorized, 13,841,750 issued and
    11,866,307 outstanding at June 30, 1999, 13,758,375 issued and 12,593,232 outstanding
    at June 30, 1998......................................................................         138         138
  Treasury stock at cost, 1,975,443 shares at June 30, 1999, 1,165,143 shares at June 30,
    1998..................................................................................     (93,043)    (52,732)
  Additional paid-in capital..............................................................     116,854     114,179
  Retained earnings.......................................................................     196,404     148,897
                                                                                            ----------  ----------
    Total stockholders' equity............................................................     220,353     210,482
                                                                                            ----------  ----------
    Total liabilities and stockholders' equity............................................  $  507,169  $  245,134
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                      YEARS ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
                                                                                      (IN THOUSANDS EXCEPT
                                                                                       PER SHARE AMOUNTS)
Revenues:
  Proprietary games..........................................................  $  123,698  $  113,677  $   49,716
  Gaming operations..........................................................      86,648      83,941      70,523
  Route......................................................................      38,585      34,314      33,510
                                                                               ----------  ----------  ----------
      Total revenues.........................................................     248,931     231,932     153,749
                                                                               ----------  ----------  ----------
Costs of revenues:
  Proprietary games..........................................................      17,929      15,720      11,397
  Gaming operations..........................................................      45,407      41,279      34,734
  Route......................................................................      25,013      21,442      19,905
                                                                               ----------  ----------  ----------
      Total costs of revenues................................................      88,349      78,441      66,036
                                                                               ----------  ----------  ----------
Gross margin.................................................................     160,582     153,491      87,713
                                                                               ----------  ----------  ----------
Other costs:
  Selling, general and administrative........................................      40,667      32,677      21,581
  Research and development...................................................       1,220       1,922       2,023
  Acquired in-process research and development...............................      17,500          --          --
  Project cost write-downs...................................................          --          --       2,117
  Depreciation and amortization..............................................      17,380      12,661       8,798
                                                                               ----------  ----------  ----------
      Total other costs......................................................      76,767      47,260      34,519
                                                                               ----------  ----------  ----------
Income from operations.......................................................      83,815     106,231      53,194
                                                                               ----------  ----------  ----------
Other income (expense):
  Interest income............................................................       3,850       2,989       3,793
  Interest expense...........................................................        (113)       (226)       (288)
  Other income...............................................................          47       1,157         289
  Minority interest in earnings of consolidated subsidiary...................        (670)       (711)       (311)
                                                                               ----------  ----------  ----------
      Total other income.....................................................       3,114       3,209       3,483
                                                                               ----------  ----------  ----------
Income before provision for income taxes.....................................      86,929     109,440      56,677
Income tax provision.........................................................      39,422      41,040      21,001
                                                                               ----------  ----------  ----------
Net income...................................................................  $   47,507  $   68,400  $   35,676
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Basic earnings per share.....................................................  $     3.91  $     5.36  $     2.68
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average shares outstanding..........................................      12,164      12,751      13,321
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Diluted earnings per share...................................................  $     3.82  $     5.20  $     2.63
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
Weighted average common and common equivalent shares outstanding.............      12,428      13,161      13,542
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       COMMON STOCK          TREASURY STOCK      ADDITIONAL
                                                  ----------------------  ---------------------   PAID-IN     RETAINED
                                                   SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL     EARNINGS     TOTAL
                                                  ---------  -----------  ---------  ----------  ----------  ----------  ----------
                                                                                   (IN THOUSANDS)
Balance--July 1, 1996...........................     13,474   $     135        (191) $   (3,096) $  104,448  $   44,821  $  146,308
  Stock issued for exercise of options..........        105           1                               1,284                   1,285
  Treasury shares purchased.....................                               (336)    (13,473)                            (13,473)
  Tax effects of stock option transactions......                                                      1,535                   1,535
  Net income....................................                                                                 35,676      35,676
                                                  ---------       -----   ---------  ----------  ----------  ----------  ----------
Balance--June 30, 1997..........................     13,579         136        (527)    (16,569)    107,267      80,497     171,331
  Stock issued for exercise of options..........        179           2                               2,558                   2,660
  Treasury shares purchased.....................                               (638)    (36,163)                            (36,163)
  Tax effects of stock option transactions......                                                      4,354                   4,354
  Net income....................................                                                                 68,400      68,400
                                                  ---------       -----   ---------  ----------  ----------  ----------  ----------
Balance--June 30, 1998..........................     13,758         138      (1,165)    (52,732)    114,179     148,897     210,482
  Stock issued for exercise of options..........         84                                           1,770                   1,770
  Treasury shares purchased.....................                               (810)    (40,311)                            (40,311)
  Tax effects of stock option transactions......                                                        905                     905
  Net income....................................                                                                 47,507      47,507
                                                  ---------       -----   ---------  ----------  ----------  ----------  ----------
Balance--June 30, 1999..........................     13,842   $     138      (1,975) $  (93,043) $  116,854  $  196,404  $  220,353
                                                  ---------       -----   ---------  ----------  ----------  ----------  ----------
                                                  ---------       -----   ---------  ----------  ----------  ----------  ----------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        YEARS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                     1999       1998       1997
                                                                                  ----------  ---------  ---------
                                                                                           (IN THOUSANDS)
Cash flows from operating activities:
  Net income....................................................................  $   47,507  $  68,400  $  35,676
                                                                                  ----------  ---------  ---------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...............................................      17,369     12,833      8,955
    Acquired in-process research and development................................      17,500         --         --
    Unconsolidated affiliates' distributions in excess of earnings (earnings in
      excess of distributions)..................................................       3,586    (25,068)    (7,571)
    Other non-cash expenses, gains and losses, net..............................       8,273      1,187      2,884
  (Increase) decrease in assets:
    Accounts receivable.........................................................       1,839     (3,305)    (2,001)
    Inventory...................................................................       1,238       (673)         1
    Other assets................................................................       1,603     (9,373)     1,784
  Increase (decrease) in liabilities:...........................................                                --
    Accounts payable............................................................       1,836      3,331     (1,911)
    Income tax payable..........................................................     (11,110)    14,684      2,956
    Other liabilities...........................................................      (2,986)     6,167      2,619
                                                                                  ----------  ---------  ---------
      Total adjustments.........................................................      39,148       (217)     7,716
                                                                                  ----------  ---------  ---------
Net cash provided by operating activities.......................................      86,655     68,183     43,392
                                                                                  ----------  ---------  ---------
Cash flows from investing activities:
  Expenditures for property and equipment.......................................     (13,845)   (22,499)   (38,108)
  Cash paid for acquisition of Powerhouse net of cash acquired..................     (71,674)        --         --
  Expenditures for intangible assets............................................        (112)    (1,922)      (489)
  Issuance of notes receivable..................................................        (859)    (2,040)    (1,405)
  Advances to joint venture.....................................................          --         --     (3,100)
  Principal reductions on notes receivable and other............................       1,074      1,441      1,126
                                                                                  ----------  ---------  ---------
      Net cash used in investing activities.....................................     (85,416)   (25,020)   (41,976)
                                                                                  ----------  ---------  ---------
Cash flows from financing activities:
  Repayment of long-term debt...................................................          --     (2,800)      (950)
  Proceeds from sale of stock...................................................       1,770      2,560      1,322
  Payments to acquire treasury stock............................................     (40,311)   (36,163)   (13,474)
  Loan fees paid................................................................      (3,050)        --         --
                                                                                  ----------  ---------  ---------
      Net cash used in financing activities.....................................     (41,591)   (36,403)   (13,102)
                                                                                  ----------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................     (40,352)     6,760    (11,686)
Cash and cash equivalents, beginning of year....................................      73,187     66,427     78,113
                                                                                  ----------  ---------  ---------
Cash and cash equivalents, end of year..........................................  $   32,835  $  73,187  $  66,427
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Supplemental disclosure of cash flow information:
    Cash paid for interest......................................................  $       55  $     226  $     258
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
    Cash paid for income taxes..................................................  $   50,532  $  36,742  $  18,045
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

                                                   (continued)

                                 ANCHOR GAMING

                                                                                        YEARS ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                     1999       1998       1997
                                                                                  ----------  ---------  ---------
                                                                                           (IN THOUSANDS)
Supplemental schedule of non-cash investing and financing transactions:
  Acquisition of Powerhouse:
    Fair value of assets and liabilities acquired:
      Current assets, other than cash...........................................  $   56,541
      Property and equipment....................................................     103,927
      Identifiable intangible assets............................................      33,522
      Goodwill..................................................................     115,877
      Other long-term assets....................................................       4,750
      Accounts payable..........................................................     (13,243)
      Notes payable.............................................................      (6,856)
      Other liabilities.........................................................     (24,164)
  Acquired in-process research and development expensed.........................      17,500
                                                                                  ----------
                                                                                     287,854
  Debt incurred.................................................................    (210,000)
  Other liabilities incurred....................................................      (6,180)
                                                                                  ----------
  Cash paid, net of cash acquired...............................................  $   71,674
                                                                                  ----------
                                                                                  ----------

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Anchor Gaming is a diversified gaming technology company serving states, municipalities, and gaming programs around the world. Anchor Gaming develops and distributes unique proprietary games, manufactures and distributes gaming devices to casinos, operates two casinos in Colorado and one racetrack/casino in New Mexico, and operates gaming-machine routes in Nevada and Montana. Through its operating units AWI, VLC, and United Tote, Anchor Gaming supplies system software, equipment, and related services to on-line lotteries, video lotteries, casinos, and pari-mutuel organizations throughout the world. Presently, Anchor Gaming's equipment and systems are in operation in the United States, Canada, Australia, Europe, South America, South Africa, and the Caribbean.

    The accompanying consolidated financial statements include the accounts of Anchor Gaming and subsidiaries (collectively, "Anchor" or the "Company"). All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. are included in the consolidated financial statements as an 80% consolidated subsidiary.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents includes highly liquid investments purchased with maturities of three months or less at the date of acquisition.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's cash and cash equivalents, trade and notes receivables, and trade payables approximates fair value because of the short maturities of these instruments. The Company estimates fair value of its long-term receivables and obligations based on quoted market prices or on the current rates offered to the Company for instruments of the same remaining maturities. The estimated fair values of the obligations closely approximated the carrying values at June 30, 1999 and 1998.

INVESTMENTS IN DEBT SECURITIES

    The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under Statement of Financial Accounting Standards ("SFAS") No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. Management determines the appropriate classification of its investment securities at the time of purchase as either held-to-maturity, trading, or available for sale and re-evaluates such determination at each balance sheet date. The Company has no investment securities as of June 30, 1999, and has classified its investment securities as of June 30, 1998 as held-to-maturity. Held-to-maturity securities are required to be carried at amortized cost. The securities classified as held-to-maturity consist solely of amortized costs of debt securities issued by the U. S. Treasury and other U. S. government agencies of $55.6 million at June 30, 1998.

    All of the Company's investment securities mature in three months or less from the date of purchase. The estimated fair value of the Company's portfolio of investment securities at June 30, 1998 approximates amortized cost due to the short-term nature of the portfolio.

ACCOUNTS RECEIVABLE

    Accounts receivable result from the sale of products and services to gaming properties and governments primarily in the United States. The Company performs credit evaluations of its customers and does

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) not generally require collateral except in the case of financed equipment sales. If the Company finances equipment sales, it generally will require that the equipment be pledged as collateral against the obligation of the customer. Management reviews customer balances for potential credit losses and maintains an allowance for amounts deemed uncollectible.

INVENTORY

    The Company manufactures inventories of gaming, lottery and pari-mutuel equipment for sale and lease. Additional inventories of silver and silver tokens, parts for servicing of gaming machines and food and beverage items are maintained. All inventories are stated at the lower of cost (first-in, first-out) or market value. Cost includes materials, labor and allocated indirect manufacturing overhead for manufactured inventories.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Ordinary maintenance and repairs are charged to expense as incurred. Equipment acquired under capital leases are recorded at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair market value of the asset at the inception of the lease. The Company manufactures equipment used in the provision of services pursuant to long-term contracts.

    Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service are depreciated over their estimated useful lives or the life of the related contract (including executed contract extensions). Leasehold improvements and equipment purchased under capital lease are depreciated or amortized over the shorter of the lease term or the estimated useful lives of the assets on a straight-line basis. Property and equipment is evaluated for recoverability under the requirements of SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" whenever impairment indicators are present.

GOODWILL AND INTANGIBLE ASSETS

    Goodwill primarily includes the excess of purchase price over fair value of net assets acquired in conjunction with the June 29, 1999 acquisition of Powerhouse Technologies, Inc. ("Powerhouse" and the "Powerhouse
Acquisition")(see Note 3). Goodwill is amortized on a straight-line basis over periods ranging from 3 to 40 years. Accumulated amortization was $1,352,000 and $647,000 at June 30, 1999 and 1998, respectively.

    Intangible assets include amounts paid to acquire leases for route locations and casino property, amounts to acquire route participation agreements and costs of patents issued. Intangible assets also include amounts for developed technologies, customer base, assembled work force and covenants not-to-compete recorded as a result of the Powerhouse Acquisition(see Note 3). Intangible assets are amortized on a straight-line basis over estimated useful lives or the lives of the leases or agreements, as applicable, ranging from 1 to 20 years. Accumulated amortization was $1,800,000 and $1,459,000 at June 30, 1999 and 1998, respectively.

    Goodwill and intangible assets are evaluated for recoverability under the requirements of SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" whenever impairment indicators are present.

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

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

RECLASSIFICATIONS

    Certain amounts in the 1998 and 1997 financial statements have been reclassified to be consistent with the presentation used in the 1999 financial statements.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

    The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. The Company does not anticipate any additional expense as a result of adoption of this statement during the quarter ended September 30, 1999.

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier application is encouraged. This statement may not be applied retroactively. The Company expects to adopt this statement effective July 1, 2000, and does not expect the adoption to have a material effect on its financial position or results of operations.

3. ACQUISITION OF POWERHOUSE

    On June 29, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Powerhouse for approximately $220 million plus Powerhouse net debt of $68 million pursuant to a merger agreement. The Powerhouse Acquisition was funded through a combination of cash and borrowing under a new $300 million revolving credit facility. Anchor, through its acquisition of Powerhouse and its operating units, VLC, AWI and United Tote, is now a supplier of system software, equipment and related

                                 ANCHOR GAMING

3. ACQUISITION OF POWERHOUSE (CONTINUED) services for on-line lotteries, video lotteries, and pari-mutuel systems throughout the world, and is a manufacturer and distributor of gaming devices for casinos.

    The Powerhouse Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of any acquired company are to be included in the acquirer's financial statements since the date of acquisition. The closing of the Powerhouse Acquisition occurred virtually concurrent with the end of the fiscal year of the Company and the financial statements of the Company for the year ended June 30, 1999 do not include any results of operations or cash flows for Powerhouse because the amounts were not material.

    The excess of the purchase price over the fair value of the net assets acquired of approximately $116 million was recorded as goodwill and will be amortized on a straight-line basis over periods between 30 and 40 years. The Company is in the process of finalizing its evaluation of the fair values of the assets and liabilities acquired including the quality of accounts receivable, contingent liabilities relating to litigation, liabilities for involuntary employee terminations, and certain other assets and liabilities. Material adjustments to the balances recorded at June 30, 1999 could occur in fiscal 2000. In addition, identifiable intangible assets of approximately $33 million were recorded and will be amortized on a straight-line basis over periods ranging from 3 to 20 years. A $17.5 million charge to income for acquired in-process research and development was recorded. The value assigned to acquired in-process research and development was determined by identifying the various in-process projects purchased, determining the stage of development of each project at the acquisition date and valuing those projects using an income approach. The income approach estimates future revenues net of operating expenses for each project and applies certain other adjustments to arrive at estimated after-tax cash flow from the project. The revenue and expense estimates were based on a variety of aspects including revenue growth rates for the applicable business segments, growth rates for the applicable market segments, anticipated development and introduction timelines, product sales cycles and estimated lives of products. The after-tax cash flows were then discounted using a rate of 25%, which represents a premium to the Company's weighted average cost of capital due to the risks associated with the fact that the projects had not reached technological feasibility at the date of the acquisition and successful completion of each project cannot be assured.

    The accompanying balance sheet as of June 30, 1999 includes the balances of Powerhouse. The following summarized unaudited pro forma financial information assumes the acquisition occurred as of July 1, 1997. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, depreciation and amortization and income taxes. In addition, adjustments have been made to exclude non-recurring charges related to the merger. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the acquisition had occurred on July 1, 1997 or that may be obtained in the future.

                                                                         YEARS ENDED JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------

                                                                            (IN THOUSANDS)
Revenues..............................................................  $  465,925  $  432,486
Income before extraordinary item......................................      65,885      63,772
Net income............................................................      65,650      63,772
Earnings per share from continuing operations:
  Basic...............................................................  $     5.42  $     5.00
  Diluted.............................................................  $     5.30  $     4.85

                                 ANCHOR GAMING

4. BUSINESS SEGMENTS

    The Company adopted Statement of Financial Accounting Standards Number 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information" for the year ended June 30, 1999. SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers.

    During the three-year period ended June 30, 1999, the Company operated primarily in three business segments: the development and distribution of proprietary games; the operation of casino gaming establishments; and the operation of slot machine routes. With the Powerhouse Acquisition, the Company will operate in two additional segments, lottery systems and pari-mutuel systems. Based on how the Company is managed, the Company will likely combine the acquired gaming machines and systems sales operations with the current proprietary games segment and will combine the acquired gaming operations with the current gaming operations. Because the Powerhouse Acquisition occurred virtually concurrent with the end of the Company's fiscal year, the assets of the Powerhouse segments are included in the balance sheet at June 30, 1999, although no operating results were realized from the acquired Powerhouse segments because they were not material.

                                                                  YEARS ENDED JUNE 30,
                                                           ----------------------------------
                                                              1999        1998        1997
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Revenues:
  Proprietary games......................................  $  124,179  $  114,120  $   50,075
  Gaming operations......................................      86,472      83,789      70,349
  Route operations.......................................      39,620      35,234      34,444
  Intercompany revenues..................................      (1,340)     (1,211)     (1,119)
                                                           ----------  ----------  ----------
                                                           $  248,931  $  231,932  $  153,749
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Income (loss) from operations:
  Proprietary games......................................  $   67,955  $   74,473  $   26,299
  Gaming operations......................................      23,144      25,430      17,425
  Route operations.......................................       8,303       8,514       9,818
  General corporate expenses.............................     (15,587)     (2,186)       (348)
                                                           ----------  ----------  ----------
                                                           $   83,815  $  106,231  $   53,194
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Depreciation and amortization:
  Proprietary games......................................  $   12,406  $    8,446  $    5,227
  Gaming operations......................................       3,411       3,072       2,557
  Route operations.......................................       1,305         940         808
  Corporate..............................................         258         203         206
                                                           ----------  ----------  ----------
                                                           $   17,380  $   12,661  $    8,798
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------
Capital expenditures:
  Proprietary games......................................  $    8,641  $   18,727  $   29,582
  Gaming operations......................................       3,065       2,759       7,247
  Route operations.......................................       1,998         900       1,185
  Corporate..............................................         141         113          94
                                                           ----------  ----------  ----------
                                                           $   13,845  $   22,499  $   38,108
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

                                 ANCHOR GAMING

4. BUSINESS SEGMENTS (CONTINUED)

                                                                        JUNE 30,
                                                           ----------------------------------
                                                              1999        1998        1997
                                                           ----------  ----------  ----------
                                                                     (IN THOUSANDS)
Identifiable assets:
  Proprietary games/Gaming machines and systems..........  $  142,736  $   98,884  $   41,184
  Lottery systems........................................      77,616          --          --
  Gaming operations......................................      75,038      50,770      47,829
  Route operations.......................................      27,490      21,848      20,330
  Pari-mutuel systems....................................      23,601          --          --
  Corporate..............................................      44,811      73,632      79,533
Unallocated intangibles..................................     115,877          --          --
                                                           ----------  ----------  ----------
                                                           $  507,169  $  245,134  $  188,876
                                                           ----------  ----------  ----------
                                                           ----------  ----------  ----------

    The revenues of the proprietary games segment are derived from revenue sharing and short-term lease arrangements as well as a 50% interest in a joint venture accounted for by the equity method. The remaining revenues of the Company are derived almost exclusively from services provided to customers. Revenues of the Company for the years ended June 30, 1999, 1998 and 1997 were derived almost exclusively from domestic operations.

5. ACCOUNTS AND NOTES RECEIVABLE

    The Company, through its acquisition of Powerhouse, finances sales of gaming and pari-mutuel systems equipment to certain customers meeting minimum credit standards. These installment notes bear interest at rates up to 18% and are to be paid over periods ranging from one to nine years. Notes receivable also include notes due from various slot route location owners with interest rates ranging from 8% to 12% to be paid over periods ranging from 3 months to 20 years. Accounts and notes receivable consist of the following:

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Accounts receivable, trade..............................................  $  31,897  $  10,302
Notes receivable........................................................     20,948      2,571
                                                                          ---------  ---------
                                                                             52,845     12,873
Less allowance for doubtful accounts....................................     (3,173)    (1,661)
                                                                          ---------  ---------
                                                                             49,672     11,212
Less current portion:
  Accounts receivable...................................................     29,373      8,970
  Notes receivable......................................................      9,153          7
                                                                          ---------  ---------
Long-term notes receivable, net.........................................  $  11,146  $   2,235
                                                                          ---------  ---------
                                                                          ---------  ---------

    Long-term notes receivable, net, are included in other long-term assets. At June 30, 1999, approximately 20% of trade receivables were from various governments or their designated agencies.

                                 ANCHOR GAMING

6. INVENTORY

    Inventories, net of valuation reserves, consist of the following:

                                                                                 JUNE 30,
                                                                           --------------------
                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Manufacturing
  Raw materials..........................................................  $   5,258  $   1,067
  Work-in-process........................................................      1,795         --
  Finished goods.........................................................     10,531         --
Other finished goods.....................................................      3,791      2,802
                                                                           ---------  ---------
                                                                           $  21,375  $   3,869
                                                                           ---------  ---------
                                                                           ---------  ---------

7. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                          ESTIMATED           JUNE 30,
                                                            LIFE       ----------------------
                                                          IN YEARS        1999        1998
                                                        -------------  ----------  ----------
                                                                           (IN THOUSANDS)
Land and improvements.................................       15        $   27,608  $   17,576
Buildings and improvements............................     15 - 40         30,267      13,327
Gaming equipment......................................      3 - 7          92,181      80,362
On-line wagering equipment............................      5 - 7          56,883          --
Furniture, fixtures and equipment.....................      3 - 7          16,670       6,905
Leasehold improvements................................   4 - 31 1/2         8,087       6,282
                                                                       ----------  ----------
                                                                          231,696     124,452
Less accumulated depreciation.........................                     43,648      29,661
                                                                       ----------  ----------
    Total.............................................                 $  188,048  $   94,791
                                                                       ----------  ----------
                                                                       ----------  ----------

    On November 11, 1996, the Company announced that it was re-evaluating the scope and nature of its proposed addition of a new casino across the street from the Colorado Central Station Casino. During the fourth quarter of the year ended June 30, 1997, the Company determined that it was necessary to recognize a write-down of costs associated with the new casino in the amount of $2,117,000. The costs were specifically related to architectural fees, building design costs, and deferred rent that were determined to have no future benefit.

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

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

                                 ANCHOR GAMING

8. INVESTMENTS IN UNCONSOLIDATED AFFILIATES (CONTINUED)
    The Joint Venture operates on a September 30 year-end and began operations during the quarter ended March 31, 1997. Summarized results of operations of the Joint Venture for the years ended June 30, 1999 and 1998 and the period from inception through June 30, 1997 are as follows:

                                                          YEARS ENDED JUNE 30,     INCEPTION
                                                         ----------------------     THROUGH
                                                            1999        1998     JUNE 30, 1997
                                                         ----------  ----------  -------------
                                                                    (IN THOUSANDS)
Revenues...............................................  $  289,472  $  212,237   $    21,532
Expenses...............................................     143,535      99,572        12,465
Operating income.......................................     145,936     112,665         9,067
Net income.............................................     147,849     113,323         9,109

    Summarized balance sheet information of the Joint Venture is as follows:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1999       1998
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
Current assets.........................................................  $   92,035  $  66,665
Property and other long-term assets, net...............................      98,410     84,282
Current liabilities....................................................      24,339     16,640
Long-term debt and other liabilities...................................     106,419     67,519
Equity.................................................................      59,687     66,788

    The Joint Venture is subject to various risks and uncertainties including, but not limited to, gaming regulatory requirements. The Company's Annual Report on Form 10-K includes a comprehensive set of the Company's risk factors, including those related to the Joint Venture. The Joint Venture's operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and internationally. The Company's, IGT's and the Joint Venture's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

9. OTHER CURRENT LIABILITIES

    Other current liabilities consists of the following:

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
Labor, compensation and benefits........................................  $  11,160  $   3,906
Commission and royalties................................................      2,600      3,519
Merger related accruals.................................................     11,541         --
Other accrued expenses..................................................     17,185      7,703
                                                                          ---------  ---------
                                                                          $  42,486  $  15,128
                                                                          ---------  ---------
                                                                          ---------  ---------

                                 ANCHOR GAMING

10. LONG-TERM DEBT

    Long-term debt, including capitalized lease obligations, consists of the following at June 30, 1999:

                                                                                      (IN
                                                                                  THOUSANDS)
                                                                                 -------------
Variable rate revolving line of credit, effective rate of 8.25%, due June 30,
  2004.........................................................................   $   210,000
8.25% note payable in annual installments including interest, through September
  2001.........................................................................         3,931
4.95% to 10.4% various notes and capital lease obligations, due in monthly installments of $4 to $40 including interest, maturing through February
  2004.........................................................................         2,925
                                                                                 -------------
                                                                                      216,856
Less current portion...........................................................         4,051
                                                                                 -------------
Long-term debt, net of current portion.........................................   $   212,805
                                                                                 -------------
                                                                                 -------------

    The aggregate maturities of long-term debt are as follows:

                                                                                      (IN
YEAR ENDING JUNE 30,                                                              THOUSANDS)
-------------------------------------------------------------------------------  -------------
2000...........................................................................   $     4,051
2001...........................................................................         1,532
2002...........................................................................        10,565
2003...........................................................................        50,395
2004...........................................................................       150,313
                                                                                 -------------
                                                                                  $   216,856
                                                                                 -------------
                                                                                 -------------

    In June 1999, the Company entered into a $300 million unsecured revolving credit facility (the "Credit Facility") expiring June 30, 2004. At the option of the Company, the Credit Facility bears interest at a base rate approximating prime, plus an applicable margin or LIBOR plus an applicable margin. The base rate applicable margin may fluctuate between 0% and .625% and the LIBOR applicable margin may fluctuate between 1.125% and 1.875% depending on the Company's consolidated leverage ratio as defined in the Credit Facility agreement. The effective rate of 8.25% reflects initial borrowings on the line of credit at the base rate. Subsequent to June 30, 1999, the Company converted all of its base rate borrowings to LIBOR borrowings, at rates substantially reduced from the 8.25% effective rate at June 30, 1999.

    The Credit Facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly beginning September 30, 2000 by $12.5 million per quarter until the total facility has been reduced to $150 million. Principal payments are required on each quarterly reducing date to the extent that total indebtedness outstanding under the facility exceeds the reduced amount of the available facility. The Company may use up to $20 million of the facility for letters of credit of which $8.5 million was outstanding at June 30, 1999. The Credit Facility carries customary restrictive covenants including, but not limited to maintenance of leverage and fixed charge coverage ratios, limitations on capital expenditures, mergers and acquisitions, disposition of assets, distributions, additional debt and liens. Management of the Company believes it is in compliance with these covenants as of June 30, 1999. Upon closing in June 1999, the Company used $210 million in proceeds from the credit facility to fund the Powerhouse Acquisition.

                                 ANCHOR GAMING

11. EARNINGS PER SHARE

    A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:

                                                                    YEARS ENDED JUNE 30,
                           -------------------------------------------------------------------------------------------------------
                                         1999                               1998                               1997
                           ---------------------------------  ---------------------------------  ---------------------------------
                                                  PER-SHARE                          PER-SHARE                          PER-SHARE
                            INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT      INCOME     SHARES      AMOUNT
                           ---------  ---------  -----------  ---------  ---------  -----------  ---------  ---------  -----------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net income.............  $  47,507     12,164   $    3.91   $  68,400     12,751   $    5.36   $  35,676     13,321   $    2.68
Effect of Dilutive
  Securities:
  Options................         --        264        (.09)         --        410        (.16)         --        221        (.05)
                           ---------  ---------       -----   ---------  ---------       -----   ---------  ---------       -----
Diluted EPS:
  Net Income.............  $  47,507     12,428   $    3.82   $  68,400     13,161   $    5.20   $  35,676     13,542   $    2.63
                           ---------  ---------       -----   ---------  ---------       -----   ---------  ---------       -----
                           ---------  ---------       -----   ---------  ---------       -----   ---------  ---------       -----

12. STOCK, OPTIONS AND WARRANTS

    As of June 30, 1999, 1,185,000 shares of common stock were reserved for issuance upon exercise of employee and director stock options under an employee stock option plan (the "Plan"). Employee and director options to purchase 1,018,200 shares, at the fair market values at the grant dates have been granted as of June 30, 1999 under the Plan. As of June 30, 1999, options to purchase 664,650 shares had been exercised. These options vest in varying increments over varying periods. An additional 40,000 shares are reserved for issuance upon exercise of vested options at the IPO price that were granted to a relative of certain minority stockholders (none of which were exercised at June 30, 1999). Options to purchase an additional 600,000 shares were granted at the fair market value at the grant date to certain employees outside of the Plan. These non-plan options vest in varying increments over periods from nine months to eight years.

    Summarized information for all options is as follows for the years ended June 30:

                                                     1999                       1998                       1997
                                           -------------------------  -------------------------  -------------------------
                                                         WEIGHTED                   WEIGHTED                   WEIGHTED
                                                          AVERAGE                    AVERAGE                    AVERAGE
                                                         EXERCISE                   EXERCISE                   EXERCISE
                                            OPTIONS        PRICE       OPTIONS        PRICE       OPTIONS        PRICE
                                           ----------  -------------  ----------  -------------  ----------  -------------
Outstanding, beginning of the year.......   1,060,925    $   30.30     1,133,025    $   24.98       670,700    $   17.79
  Granted................................      28,800        52.50       124,000        56.03       600,000        31.88
  Exercised..............................     (83,375)       20.63      (178,800)       14.31      (105,425)       12.54
  Canceled...............................     (12,800)       46.17       (17,300)       31.57       (32,250)       44.44
                                           ----------       ------    ----------       ------    ----------       ------
Outstanding, end of the year.............     993,550    $   31.55     1,060,925    $   30.30     1,133,025    $   24.98
                                           ----------       ------    ----------       ------    ----------       ------
                                           ----------       ------    ----------       ------    ----------       ------
Exercisable at end of the year...........     426,050    $   24.33       271,675    $   21.51       245,475    $   16.11
                                           ----------       ------    ----------       ------    ----------       ------
                                           ----------       ------    ----------       ------    ----------       ------
Options available for grant..............     166,800                     82,800                    189,500
                                           ----------                 ----------                 ----------
                                           ----------                 ----------                 ----------

                                 ANCHOR GAMING

12. STOCK, OPTIONS AND WARRANTS (CONTINUED)
    The following table summarizes information about the options outstanding at June 30, 1999:

                                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                    --------------------------------------------------  ----------------------------
                                                                           WEIGHTED        NUMBER        WEIGHTED
                                        NUMBER       WEIGHTED AVERAGE       AVERAGE      EXERCISABLE      AVERAGE
                                    OUTSTANDING AT       REMAINING         EXERCISE          AT          EXERCISE
RANGE OF EXERCISE PRICES            JUNE 30, 1999    CONTRACTUAL LIFE        PRICE      JUNE 30, 1999      PRICE
----------------------------------  --------------  -------------------  -------------  -------------  -------------
$12.00 - $13.50...................        77,950               4.6         $   12.33         77,950      $   12.33
 14.75 -  21.75...................       211,800               6.0             21.69        186,800          21.69
 31.88 -  46.88...................       569,300               7.7             32.09        156,800          32.64
 52.50 -  72.88...................       134,500               8.6             55.57          4,500          52.50
                                         -------               ---            ------    -------------       ------
                                         993,550               7.3         $   31.50        426,050      $   24.33
                                         -------               ---            ------    -------------       ------
                                         -------               ---            ------    -------------       ------

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

    The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB No. 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan or other stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS No. 123, the Company's net income per common and common equivalent share would have decreased to the pro forma amounts indicated below:

                                                                    YEARS ENDED JUNE 30,
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
Net income-as reported.......................................  $  47,507  $  68,400  $  35,676
Net income-pro forma.........................................     46,411     66,947     34,940

Basic earnings per share-as reported.........................  $    3.91  $    5.36  $    2.68
Basic earnings per share-pro forma...........................       3.82       5.25       2.62

Diluted earnings per share-as reported.......................  $    3.82  $    5.20  $    2.63
Diluted earnings per share-pro forma.........................       3.73       5.09       2.58

                                 ANCHOR GAMING

12. STOCK, OPTIONS AND WARRANTS (CONTINUED)
    The fair value of each option granted in fiscal years 1999, 1998 and 1997 was estimated using the following assumptions for the Black-Scholes option pricing model: (i) no dividends; (ii) expected volatility 60% for 1999 and 1998, and 50% for 1997; (iii) risk free interest rates averaging 5.75% for 1999 and 6% for 1998 and 1997; and (iv) an expected average life of 3.1 years for 1999, 4.6 years for 1998 and 3.6 years for 1997. The weighted average fair value of the options granted in 1999, 1998 and 1997 were $22.93, $30.00 and $9.82, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

13. RELATED PARTY TRANSACTIONS

    During each of the years ended June 30, 1998 and 1997, notes payable to the principal stockholder resulted in interest expense of $224,000. The $2,800,000 principal amount of the notes consisted of unsecured notes payable bearing interest at 8% that were due July 1, 1998. The notes were paid in full during the year ended June 30, 1998.

14. INCOME TAXES

    The provision for income taxes is as follows:

                                                                    YEARS ENDED JUNE 30,
                                                               -------------------------------
                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
                                                                       (IN THOUSANDS)
Currently payable per tax return:
  Federal....................................................  $  39,847  $  47,258  $  20,066
  State......................................................      4,012      4,168      1,370
                                                               ---------  ---------  ---------
                                                                  43,859     51,426     21,436
                                                               ---------  ---------  ---------
Deferred:
  Federal....................................................     (3,870)    (9,510)      (399)
  State......................................................       (567)      (876)       (36)
                                                               ---------  ---------  ---------
                                                                  (4,437)   (10,386)      (435)
                                                               ---------  ---------  ---------
    Total....................................................  $  39,422  $  41,040  $  21,001
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    The historical provision for income taxes differs from the amount of income tax determined by applying the applicable U. S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following differences:

                                                                                YEARS ENDED JUNE 30,
                                                          ----------------------------------------------------------------
                                                                  1999                  1998                  1997
                                                          --------------------  --------------------  --------------------
                                                                                   (IN THOUSANDS)
Statutory U. S. tax rate................................  $  30,425       35.0% $  38,304       35.0% $  19,837       35.0%
Increase in tax resulting from:
  State income taxes, net of federal tax effect.........      2,240        2.6      2,140        2.0        867        1.5
  Acquired in-process research & development not
    deductible..........................................      6,125        7.0
  Other, net............................................        632         .7        596         .5        297         .6
                                                          ---------        ---  ---------        ---  ---------        ---
Actual provision for income taxes.......................  $  39,422       45.3% $  41,040       37.5% $  21,001       37.1%
                                                          ---------        ---  ---------        ---  ---------        ---
                                                          ---------        ---  ---------        ---  ---------        ---

                                 ANCHOR GAMING

14. INCOME TAXES (CONTINUED)
    SFAS No. 109 "Accounting for Income Taxes" requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income taxes included in other current assets and other long-term assets on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax items comprising the Company's net deferred tax asset as of June 30, 1999 and 1998 are as follows:

                                                                               JUNE 30,
                                                                         ---------------------
                                                                            1999       1998
                                                                         ----------  ---------
                                                                            (IN THOUSANDS)
CURRENT
Deferred tax assets:
  Accrued reserves & allowances........................................  $    4,040  $      --
  Other................................................................         399         --
                                                                         ----------  ---------
    Total current asset................................................       4,439         --
                                                                         ----------  ---------
LONG-TERM
Deferred tax assets:
  Accrued reserves & allowances........................................      19,508      1,048
  Net operating loss carryforwards.....................................      14,961         --
  Expenses not currently deductible....................................          --     10,832
  Other................................................................       1,505         33
Deferred tax liabilities:
  Difference between book and tax basis of property....................     (12,785)    (1,283)
  Difference between book and tax basis of purchase accounting.........      (9,620)        --
  Other................................................................      (2,391)        --
Valuation allowance....................................................      (1,641)        --
                                                                         ----------  ---------
    Total long-term asset, net.........................................       9,537     10,630
                                                                         ----------  ---------
Net deferred tax asset.................................................  $   13,976  $  10,630
                                                                         ----------  ---------
                                                                         ----------  ---------

    The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences and carryforwards are deductible. The utilization of deferred tax assets may also be dependent upon the existence or generation of taxable income in specific subsidiaries. Management considers the timing of the reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income and other tax planning strategies in assessing whether deferred tax assets will be realizable. Based upon these considerations, management has established a valuation reserve for deferred tax assets for which it is more likely than not that the Company will not realize the benefits of these deductible differences and carryforwards.

                                 ANCHOR GAMING

15. COMMITMENTS AND CONTINGENCIES

NON-CANCELABLE OPERATING LEASES

    The Company leases parking lot space, office space, casino space, and slot route locations under non-cancelable operating leases. The original terms of the leases range from 1 to 15 years with various renewal options from 1 to 15 years. The casino space lease has contingent rentals based on gaming revenues of the casino occupying the space. The lease provides for a monthly payment of the greater of a base amount of $12,000 or 5% of adjusted gross gaming revenue, with a payment ceiling of $400,000 per year. Contingent rentals paid above base amounts were $256,000, $256,000 and $254,000 for the years ended June 30, 1999, 1998, and 1997, respectively. Operating lease rental expense was $12,833,000, $11,878,000, and $10,940,000 for the fiscal years ended June 30, 1999, 1998, and
1997, respectively.

    Future minimum rentals under non-cancelable operating leases at June 30, 1999 are:

                                                                                      (IN
YEAR ENDING JUNE 30,                                                              THOUSANDS)
-------------------------------------------------------------------------------  -------------
2000...........................................................................   $    17,618
2001...........................................................................        16,428
2002...........................................................................        15,370
2003...........................................................................        14,521
2004...........................................................................        14,154
Thereafter.....................................................................        72,806
                                                                                 -------------
                                                                                  $   150,896
                                                                                 -------------
                                                                                 -------------

    Included in deposits at June 30, 1999 and 1998 is a space lease deposit of $3,300,000, which is held by the lessor of several slot route locations pursuant to an agreement that provides that the deposit, or any portion thereof, may, at the option of the Company, be applied against rents owing during the last two years of the lease agreement. Also included in deposits are payments totaling $10,750,000 to this lessor to extend the lease term for these locations through the year 2010. The lease extension payments are amortized to rent expense on a straight-line basis over the remaining term of the lease. The Company's slot route operations at locations leased from this lessor accounted for more than 10% of the Company's total revenues for the years ended June 30, 1998 and 1997.

GAMING REGULATIONS

    The Company's route operations are subject to the licensing and regulatory requirements of the Nevada State Gaming Control Board and the Nevada Gaming Commission. The Company's casino operations are subject to the licensing and regulatory requirements of the Colorado Limited Gaming Control Commission. The Company's proprietary games operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and Canada including the Nevada and Colorado requirements. As a result of the Powerhouse Acquisition the Company will also be subject to regulations of the New Mexico Racing Commission and the New Mexico Gaming Control Board as well as regulations governing lotteries and pari-mutuel systems. The Company's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

                                 ANCHOR GAMING

15. COMMITMENTS AND CONTINGENCIES (CONTINUED)
ENVIRONMENTAL MATTERS

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

    The Colorado Central Station Casino was constructed with foundation drains to intercept ground water and direct it to a sump, which is then piped to a leach field on the property. During the year ended June 30, 1999, the Colorado Central Station Casino ("CCSC") experienced a large increase in the flow of ground water into its sump. The increase in water flow eventually overwhelmed the capacity of the leach field and required the water to be pumped into North Clear Creek. The Colorado State Health Department-Water Quality Control Commission indicated that a permit for the discharge of the water into North Clear Creek would be required and that treatment of the discharge, prior to placing it in North Clear Creek, may also be required. The potential cost of treating the increased water flows could approach one half million dollars although there is recent evidence that the water flow may be lessening.

EMPLOYMENT AGREEMENTS

    The Company has entered into employment agreements with six executives and various other management personnel. The agreements vary in starting date and are for periods ranging from two to five years. Agreements with aggregate annual salaries of less than $5,000,000 are terminable at the Company's option with 90 days to one year severance pay.

LITIGATION

    In February 1999, the Company and the Joint Venture filed an action in U. S. district court against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's recently issued secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit against Acres by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the Company and the Joint Venture alleging wrongful use of Acres intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims.

    Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the Company's results for the December quarter might not

                                 ANCHOR GAMING

15. COMMITMENTS AND CONTINGENCIES (CONTINUED) meet analysts' expectations. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgement in favor of Anchor Gaming. The consolidated state action, captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

    In March 1996, Ladbroke Holdings del Peru S.A. ("Ladbroke") filed an action in the United States District Court, Eastern District of Michigan, against United Tote Company and the Company. The complaint alleged, in part, that United Tote had violated an agreement that it had entered with Ladbroke to "supply, install, commission and operate" a number of wagering terminals and that United Tote, without justification, notified Ladbroke that it was terminating the agreement. Ladbroke alleged that United Tote and the Company's conduct constituted a breach of contract, wrongful termination of contract, fraudulent misrepresentation and tortious interference with contract/business relationship. The complaint does not specify a damage figure but seeks recovery of all "actual, incidental and consequential damages." The Company and United Tote filed a counterclaim against Ladbroke alleging claims for breach of certain of Ladbroke's obligations under the contract and unjust enrichment. The counterclaim alleged, in part, that Ladbroke failed to identify a sufficient number of viable retailer locations, and failed to promote, design and market the game so as to create sufficient demand. In August 1999, the Company and United Tote settled all claims related to actions concerning Ladbroke. The financial effect of the settlement is not materially adverse to the financial position or the results of operations of the Company.

    In February of 1999, GTECH Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. Subsequent to the execution of the renegotiated contract between AWI and the Florida Lottery in March 1999, GTECH Corporation amended the complaint. The Company believes this action is entirely without merit and intends to vigorously defend this action.

PURCHASE COMMITMENTS

    At June 30, 1999, the Company had entered into various purchase agreements to purchase gaming equipment for approximately $11,126,000.

                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                             1ST QTR    2ND QTR    3RD QTR    4TH QTR     TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JUNE 30, 1999
  Revenues................................................  $  64,603  $  61,837  $  59,820  $  62,671  $  248,931
  Income From Operations..................................     29,669     25,941     22,452      5,753      83,815
  Net Income..............................................     19,048     16,647     14,472     (2,660)     47,507
  Basic Earnings Per Share................................  $    1.52  $    1.37  $    1.20  $   (0.22) $     3.91
  Diluted Earnings Per Share..............................  $    1.48  $    1.34  $    1.18  $   (0.22) $     3.82

                                                             1ST QTR    2ND QTR    3RD QTR    4TH QTR     TOTAL
                                                            ---------  ---------  ---------  ---------  ----------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JUNE 30, 1998
  Revenues................................................  $  54,481  $  53,509  $  59,184  $  64,758  $  231,932
  Income From Operations..................................     26,050     24,476     27,069     28,636     106,231
  Net Income..............................................     16,742     16,007     17,170     18,481      68,400
  Basic Earnings Per Share................................  $    1.29  $    1.24  $    1.37  $    1.47  $     5.36
  Diluted Earnings Per Share..............................  $    1.25  $    1.20  $    1.33  $    1.42  $     5.20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated herein by reference to the Company's proxy statement for the November 22, 1999 Annual Meeting of Stockholders under the caption "Management-Directors and Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION.

    Incorporated herein by reference to the Company's proxy statement for the November 22, 1999 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information", provided that the Performance Graph and the Compensation Committee Report on Executive Compensation are expressly not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to the Company's proxy statement for the November 22, 1999 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference to the Company's proxy statement for the November 22, 1999 Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) The following documents are filed as part of this Report:

       Consolidated Balance Sheets as of June 30, 1999 and 1998

       Consolidated Statements of Income for the fiscal years ended June 30, 1999, 1998, and 1997

       Consolidated Statements of Stockholders' Equity for the fiscal years ended June 30, 1999, 1998, and 1997

       Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999, 1998, and 1997

       Notes to Consolidated Financial Statements

       Independent Auditors' Report

(a)(2) The following accountants' reports and financial schedules for fiscal years ending June 30, 1999, 1998, and 1997 are submitted herewith:

       Schedule II-Valuation and Qualifying Accounts

       All other schedules are omitted as the required information is inapplicable

(a)(3) Management Contract or Compensatory Plan

       See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits
       10.10 through 10.28 and 10.31 through 10.34.

  (b) Reports on Form 8-K

       No reports on Form 8-K have been filed during the fourth quarter of the fiscal year ended June 30, 1999

  (c) Exhibits

       See Index to Exhibits.

  (d) Financial Statement Schedule filed in Part IV of this report is as follows:

       SCHEDULES:

       II--Valuation and Qualifying Accounts-Years Ended June 30, 1999, 1998, and 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Anchor Gaming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ANCHOR GAMING

                                By:            /s/ MICHAEL D. RUMBOLZ
                                     -----------------------------------------
                                                 Michael D. Rumbolz
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ GEOFFREY A. SAGE
                                     -----------------------------------------
                                                  Geoffrey A. Sage
                                              CHIEF FINANCIAL OFFICER
Date: September 23, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ STUART D. BEATH
------------------------------  Director                    September 23, 1999
       Stuart D. Beath

     /s/ RICHARD R. BURT
------------------------------  Director                    September 23, 1999
       Richard R. Burt

    /s/ MICHAEL B. FULTON
------------------------------  Director                    September 23, 1999
      Michael B. Fulton

    /s/ STANLEY E. FULTON
------------------------------  Director                    September 23, 1999
      Stanley E. Fulton

------------------------------  Director
     Richard M. Haddrill

    /s/ GLEN J. HETTINGER
------------------------------  Director                    September 23, 1999
      Glen J. Hettinger

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ ELIZABETH F. JONES
------------------------------  Director                    September 23, 1999
      Elizabeth F. Jones

    /s/ MICHAEL D. RUMBOLZ
------------------------------  Director                    September 23, 1999
      Michael D. Rumbolz

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

      2.5    Agreement and Plan of Merger dated as of March 9, 1999 among Anchor Gaming, Olive AP Acquisition
             Corporation and Powerhouse Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's
             Current Report on Form 8-K dated March 12, 1999.)

      2.6    Amendment No. 1 to Merger Agreement dated as of March 19, 1999 among Anchor Gaming, Olive AP Acquisition
             Corporate and Powerhouse Technologies, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's
             Current Report on Form 8-K dated July 14, 1999.)

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

      9.4    Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton. (Incorporated by reference to
             Exhibit 9.4 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124))

EXHIBITS
-----------
      9.5    Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton. (Incorporated by reference to
             Exhibit 9.5 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

      9.6    Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton. (Incorporated by reference to
             Exhibit 9.6 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

      9.7    Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton. (Incorporated by reference to
             Exhibit 9.7 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

      9.8    Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton. (Incorporated by reference to
             Exhibit 9.8 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

      9.9    Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E. Fulton. (Incorporated by reference to
             Exhibit 9.9 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 0-23124)).

      9.10*  Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton dated January 19, 1999.

      9.11*  Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton dated January 19, 1999.

      9.12*  Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton dated January 19, 1999.

      9.13*  Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton dated January 19, 1999.

      9.14*  Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton dated January 19, 1999.

      9.15*  Irrevocable Proxy of Maryland Park Apartments, Inc. in favor of Stanley E. Fulton dated January 22,
             1999.

      9.16*  Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E. Fulton January 19, 1999.

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

EXHIBITS
-----------
     10.8    Loan Agreement between Bank of America Nevada and Anchor Coin, dated as of June 13, 1994. (Incorporated by reference to Exhibit 10.6 to the Company's June 30, 1994 Annual Report on Form 10-K (File No.
             0-23124)).

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

     10.14   Employment Agreement between Anchor Gaming and William Randall Adams. (Incorporated by reference to
             Exhibit 10.16 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.15   Option Agreement between Thomas J. Matthews and Anchor Gaming. (Incorporated by reference to Exhibit
             10.19 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.16   Option Agreement between Joseph Murphy and Anchor Gaming. (Incorporated by reference to Exhibit 10.20 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.17   Option Agreement between William Randall Adams and Anchor Gaming. (Incorporated by reference to Exhibit
             10.21 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.18   Option Agreement between Anchor Gaming and Geoffrey A. Sage. (Incorporated by reference to Exhibit 10.25 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.19   Option Agreement between the Company and Stuart D. Beath. (Incorporated by reference to Exhibit 10.26 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.20   Option Agreement between the Company and Garret A. Scholz. (Incorporated by reference to Exhibit 10.27 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.21   Form of Stock Option Agreement between the Company and Glen J. Hettinger. (Incorporated by reference to
             Exhibit 10.28 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 000-23124)).

     10.22   Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by
             reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on Form 10-K (File No.
             0-23124)).

EXHIBITS
-----------
     10.23   Indemnification Agreement between the Company and Glen J. Hettinger. (Incorporated by reference to
             Exhibit 10.30 to the Company's June 30, 1998 Annual Report on Form 10-K (File No. 0-23124)).

     10.24   Tax Indemnification Agreement between Stanley E. Fulton, Anchor Gaming and its subsidiaries.
             (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on Form 10-K
             (File No. 0-23124)).

     10.25   Option Agreement between the Company and Elizabeth Fulton. (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

     10.26   Option Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

     10.27   Employment Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit
             10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

     10.28   Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the
             Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

     10.29   Addendum Agreement to amend the Employment and Stock Option Agreements between the Company and Salvatore
             T. DiMascio. (Incorporated by reference to Exhibit 10.34 to the Company's June 30, 1996 Annual Report on
             Form 10-K (File No. 0-23124)).

     10.30   Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d/b/a/ of Anchor
             Coin, a Nevada corporation and Subsidiary of the Company, and IGT (File No. 000-23124)). (Incorporated
             by reference to Exhibit 10.37 to the Company's June 30, 1997 Annual Report on Form 10-K (File No.
             0-23124)).

     10.31   Stock Option Agreement of William Adams dated April 2, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).

     10.32   Stock Option Agreement of Thomas J. Matthews dated April 2, 1997. (Incorporated by reference to Exhibit
             4.2 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).

     10.33   Stock Option Agreement of Joseph Murphy dated April 2, 1997. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).

     10.34*  Consulting Agreement by and between Anchor Gaming, a Nevada corporation and Richard M. Haddrill dated as of April 13, 1999.

     10.35*  Loan Agreement, dated as of June 29, 1999 among Anchor Gaming as borrower, the lenders therein named, and Bank of America National Trust and Savings Association as administrative agent.

     10.36*  Form of Stock Option Agreement.

     21.1*   List of Subsidiary Corporations.

     27.1*   Financial Data Schedule.

------------------------

*   Filed herewith

                                 ANCHOR GAMING
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                                  ADDITIONS
                                                                   BALANCE AT    CHARGED TO
                                                                    BEGINNING     COST AND          OTHER       BALANCE AT
(IN THOUSANDS)                                                       OF YEAR      EXPENSES     ADJUSTMENTS(1)   END OF YEAR
-----------------------------------------------------------------  -----------  -------------  ---------------  -----------
Year Ended June 30, 1997:
  Allowance for doubtful accounts (accounts receivable)..........   $     279     $     438       $     (51)     $     666
  Allowance for doubtful accounts (notes receivable).............         915            22(2)          (15)           922
                                                                   -----------        -----          ------     -----------
                                                                    $   1,194     $     460       $     (66)     $   1,588
                                                                   -----------        -----          ------     -----------
                                                                   -----------        -----          ------     -----------

Year Ended June 30, 1998:
  Allowance for doubtful accounts (accounts receivable)..........   $     666     $     812       $    (146)     $   1,332
  Allowance for doubtful accounts (notes receivable).............         922            33            (626)           329
                                                                   -----------        -----          ------     -----------
                                                                    $   1,588     $     845       $    (772)     $   1,661
                                                                   -----------        -----          ------     -----------
                                                                   -----------        -----          ------     -----------

Year Ended June 30, 1999:
  Allowance for doubtful accounts (accounts receivable)..........   $   1,332           423       $     770      $   2,525
  Allowance for doubtful accounts (notes receivable).............         329            25             294            648
  Allowance for inventory valuation..............................          --           500           3,900          4,400
                                                                   -----------        -----          ------     -----------
                                                                    $   1,661     $     948       $   4,964      $   7,573
                                                                   -----------        -----          ------     -----------
                                                                   -----------        -----          ------     -----------

------------------------

(1) Includes amounts deemed to be uncollectible, amounts recovered and amounts added as a result of Powerhouse Acquisition that were not charged to expense in consolidated statements

(2) Primarily charged to development costs included in selling, general, and administrative expenses