Form 10-Q
period 1999-09-30
ANCHOR GAMING
filed 1999-11-15
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (MARK ONE)
    [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

Shares outstanding of each of the registrant's classes of common stock as of November 12, 1999:

     Class                                Outstanding as of November 12, 1999
     -----                                -----------------------------------
Common stock, $.01 par value                          11,993,607

                                  ANCHOR GAMING

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX



                                                                                          PAGE NO.
Part I.       Financial Information

   Item 1.    Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets at
              September 30, 1999 and June 30, 1999 (unaudited)                                2

              Consolidated Condensed Statements of
              Income for the three months ended
              September 30, 1999 and 1998 (unaudited)                                         3

              Consolidated Condensed Statements of Cash
              Flows for the three months ended
              September 30, 1999 and 1998 (unaudited)                                         4

              Notes to Consolidated Condensed Financial Statements (unaudited)                5

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                            11

Part II.      Other Information

   Item 1.    Legal Proceedings                                                              22

   Item 6.    Exhibits                                                                       22

Signatures                                                                                   23

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

ANCHOR GAMING
CONSOLIDATED CONDENSED                                                               SEPTEMBER 30,        JUNE 30,
BALANCE SHEETS (UNAUDITED)                                                               1999               1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)


                                              ASSETS
Current assets:
  Cash and cash equivalents                                                        $ 26,902               $ 32,835
  Accounts and notes receivable, net                                                 39,638                 38,526
  Inventory, net                                                                     22,687                 21,375
  Other current assets                                                               13,578                  8,928
                                                                                   --------               ----------
    Total current assets                                                            102,805                101,664
Property and equipment, net                                                         191,684                188,048
Goodwill, net                                                                       118,830                117,436
Other intangible assets, net                                                         38,238                 34,520
Investments in unconsolidated affiliates                                             26,681                 29,053
Other long-term assets                                                               25,845                 36,448
                                                                                   --------               --------
      Total assets                                                                 $504,083               $507,169
                                                                                   ========               ========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                               $ 10,883               $ 21,073
    Current portion of long-term debt                                                 2,335                  4,051
    Income tax payable                                                                3,619                  5,146
    Other current liabilities                                                        34,047                 42,486
                                                                                   --------               --------
      Total current liabilities                                                      50,884                 72,756
Long-term debt, net of current portion                                              212,665                212,805
Minority interest in consolidated subsidiary                                          1,324                  1,255
                                                                                   --------               --------

      Total liabilities and minority interest in consolidated subsidiary            264,873                286,816
                                                                                   --------               --------
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares
      issued and outstanding at September 30, 1999 and June 30, 1999                      -                      -
    Common stock, $.01 par value, 50,000,000 shares authorized,
      13,929,050 issued and 11,953,607 outstanding at September 30, 1999,
      13,841,750 issued and 11,866,307 outstanding at June 30, 1999                     139                    138
    Treasury stock at cost, 1,975,443 shares at September 30, 1999
      and June 30, 1999                                                             (93,043)               (93,043)
    Additional paid-in capital                                                      119,936                116,854
    Retained earnings                                                               212,178                196,404
                                                                                   --------               --------

      Total stockholders' equity                                                    239,210                220,353
                                                                                   --------               --------
      Total liabilities and stockholders' equity                                   $504,083               $507,169
                                                                                   ========               ========

                       The accompanying notes are an integral part of these
                           consolidated condensed financial statements


ANCHOR GAMING                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                                --------------------------------
CONSOLIDATED CONDENSED
STATEMENTS OF INCOME (UNAUDITED)                                                 1999              1998
---------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenues:
    Gaming operations                                                         $  47,368            $  31,532
    Gaming machines and systems                                                  46,935               33,071
    Lottery systems                                                              27,270                    -
    Pari-mutuel systems                                                           5,428                    -
                                                                              ---------            ---------
         Total revenues                                                         127,001               64,603
                                                                              ---------            ---------
Costs of revenues:
    Gaming operations                                                            29,184               17,215
    Gaming machines and systems                                                  14,506                6,894
    Lottery systems                                                              15,277                    -
    Pari-mutuel systems                                                           3,399                    -
                                                                              ---------            ---------
         Total costs of revenues                                                 62,366               24,109
                                                                              ---------            ---------
Gross margin                                                                     64,635               40,494
                                                                              ---------            ---------
Other costs:
    Selling, general and administrative                                          19,572                5,914
    Research and development                                                      3,972                1,020
    Depreciation and amortization                                                11,736                3,891
                                                                              ---------            ---------
         Total other costs                                                       35,280               10,825
                                                                              ---------            ---------
Income from operations                                                           29,355               29,669
                                                                              ---------            ---------
Other income (expense):
    Interest income                                                                 518                1,065
    Interest expense                                                             (3,681)                   -
    Other income                                                                    164                   84
    Minority interest in earnings of consolidated subsidiary                       (208)                (219)
                                                                              ---------            ---------
         Total other income                                                      (3,207)                 930
                                                                              ---------            ---------
Income before provision for income taxes                                         26,148               30,599
Income tax provision                                                             10,374               11,551
                                                                              ---------            ---------
Net income                                                                    $  15,774            $  19,048
                                                                              =========            =========


Basic earnings per share                                                        $  1.32              $  1.52
                                                                              =========            =========
Weighted average shares outstanding                                              11,934               12,533
                                                                              =========            =========

Diluted earnings per share                                                      $  1.30              $  1.48
                                                                              =========            =========

Weighted average common and common equivalent
    shares outstanding                                                           12,149               12,874
                                                                              =========            =========

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

ANCHOR GAMING                                                                            THREE MONTHS ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED                                                              ----------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                                        1999                   1998
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)
Net cash provided by operating activities                                                 $  14,663               $  23,924
                                                                                    ----------------        ----------------
Cash flows from investing activities:
    Expenditures for property and equipment                                                 (15,346)                 (5,719)
    Expenditures for intangible assets                                                       (6,698)                      -
    Issuance of notes receivable                                                                  -                    (842)
    Principal reductions on notes receivable and other cash receipts                            817                      40
                                                                                    ----------------        ----------------
      Net cash used in investing activities                                                 (21,227)                 (6,521)
                                                                                    ----------------        ----------------
Cash flows from financing activities:
    Proceeds from borrowing                                                                   5,000                       -
    Repayment of long-term debt                                                              (6,855)                      -
    Proceeds from sale of stock                                                               2,486                     124
    Payments to acquire treasury stock                                                            -                 (10,103)
                                                                                    ----------------        ----------------
      Net cash provided by (used in) financing activities                                       631                  (9,979)
                                                                                    ----------------        ----------------
Net increase (decrease) in cash and cash equivalents                                         (5,933)                  7,424
Cash and cash equivalents, beginning of period                                               32,835                  73,187
                                                                                    ================        ================
Cash and cash equivalents, end of period                                                  $  26,902               $  80,611
                                                                                    ================        ================



Supplemental disclosure of cash flow information:
      Cash paid for interest                                                              $   3,249               $       -
                                                                                    ================        ================
      Cash paid for income taxes                                                          $   8,690               $  14,911
                                                                                    ================        ================

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                  ANCHOR GAMING
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated condensed financial statements include the accounts of Anchor Gaming and its subsidiaries (the "Company" or "Anchor"), Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande") D D Stud, Inc. ("DD Stud"), Automated Wagering International, Inc. ("AWI"), Nuevo Sol Turf Club, Inc., Raven's D&R music, Inc., United Tote Company, United Tote Canada, VLC, Inc., and VLC of Nevada, Inc. (collectively the "Subsidiaries"). Through its Subsidiaries, the Company conducts gaming operations in Nevada, New Mexico, Montana and Colorado, and supplies system software, equipment and related services to on-line lotteries, video lotteries, casinos and pari-mutuel organizations throughout the world. All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three-month periods ended September 30, 1999 and 1998 and its financial position at September 30, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1999. The operating results and cash flows for the three months ended September 30, 1999 are not necessarily indicative of the results that will be achieved in future periods.

     INVESTMENTS IN UNCONSOLIDATED AFFILIATE

     The Company has a 50% interest in a joint venture (the "Joint Venture") with International Game Technology ("IGT") accounted for as an investment in an unconsolidated affiliate under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the affiliate. The primary business of the Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Joint Venture and related activities are included in gaming machines and systems revenue. The Joint Venture operates on a September 30 year-end. Summarized results of operations for the Joint Venture are as follows:

                                            Three Months Ended
                                               September 30,
                                        ---------------------------
(IN THOUSANDS)                              1999           1998
--------------------------------------- -------------- -------------
Revenues                                     $ 77,777      $ 73,790
Expenses                                       38,485        36,450
Operating income                               39,292        37,340
Net income                                     39,847        37,740

     REVENUE RECOGNITION

     The Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payment to customers. Gaming operations revenues exclude the retail value of complimentary food and beverage furnished gratuitously to gaming customers. Proprietary games revenue, included in gaming machines and systems revenue, is derived primarily from royalty, revenue participation or other similar short-term recurring revenue arrangements. Revenues from the sale of lottery, gaming and pari-mutuel system equipment and related parts are recognized upon delivery to the customer. Lottery and pari-mutuel systems contract service revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts, which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts. Revenue from sales of lottery systems and video gaming central site systems (including customized software and equipment) is recognized using the percentage-of-completion method of accounting for long-term construction type contracts where costs to complete can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net other current asset or liability as appropriate.

     EARNINGS PER SHARE

     A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:

                                             Three Months Ended                      Three Months Ended
                                   --------------------------------------  --------------------------------------
                                             September 30, 1999                      September 30, 1998
                                   --------------------------------------  --------------------------------------
                                                              Per Share                                Per Share
                                      Income       Shares       Amount        Income        Shares       Amount
                                   ------------   --------    -----------   ----------     --------   -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net Income                        $ 15,774      11,934        $ 1.32      $ 19,048        12,533      $ 1.52
Effect of Dilutive Securities:
  Options                                            215         (0.02)                        341       (0.04)
                                    --------      ------        ------      --------        ------      ------
Diluted EPS:
  Net Income                        $ 15,774      12,149        $ 1.30      $ 19,048        12,874      $ 1.48
                                    ========      ======        ======      ========        ======      ======

     ESTIMATES AND ASSUMPTIONS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include the estimated depreciable lives of property and equipment and certain estimated liabilities and valuation reserves. Actual results could differ materially from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements for the three months ended September 30, 1998 have been reclassified to be consistent with the presentation used for the three months ended September 30, 1999.

2.   ACQUISITION OF POWERHOUSE

         On June 29, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Powerhouse Technologies, Inc. ("Powerhouse" and the "Powerhouse Acquisition") for approximately $220 million plus Powerhouse net debt of $68 million pursuant to a merger agreement. The Powerhouse Acquisition was funded through a combination of cash and borrowing under a $300 million revolving credit facility.

         The Powerhouse Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of any acquired company are included in the acquirer's financial statements from the date of acquisition. Accordingly, the results of operations and cash flows for the three months ended September 30, 1998 do not include any results of operations or cash flows of Powerhouse. The following summarized unaudited pro forma financial information assumes the Powerhouse Acquisition occurred as of July 1, 1998. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, interest income, depreciation and amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the Powerhouse Acquisition had occurred on July 1, 1998 or that may be obtained in the future.

                                                                 Pro Forma
                                                            Three Months Ended
           (IN THOUSANDS)                                   September 30, 1998
           -------------------------------------------------------------------
           Revenues                                                  $ 112,376
           Costs of revenues                                            52,601
           Gross margin                                                 59,775
           Other costs:
               Selling, general and administrative                      15,392
               Research and development                                  3,504
               Depreciation and amortization                             9,801
           Income from operations                                       31,078
           Net income                                                   16,816
           Earnings per share:
               Basic                                                    $ 1.34
               Diluted                                                  $ 1.31

              The Company is continuing its efforts to finalize its evaluation of the fair values of the assets and liabilities acquired in the Powerhouse Acquisition. During the quarter ended September 30, 1999, the Company made adjustments to the fair values of pre-acquisition contingent liabilities for litigation and other items, liabilities for employee terminations, accrued liabilities for costs to exit activities, and certain other assets and liabilities of approximately $2.6 million.
Additional adjustments to the fair values of assets and liabilities acquired, similar in nature to those recorded during the quarter ended September 30, 1999, could occur throughout the remainder of fiscal 2000.

3.   BUSINESS SEGMENTS

     The Company operates primarily in four business segments as follows: gaming operations, which includes the operations of two casinos in Colorado, slot routes in Nevada and Montana, and a racetrack/casino in New Mexico; gaming machines and systems, which includes the design, development, and distribution of proprietary gaming machines and the design, manufacture, and sale of video gaming machines and central control systems; lottery systems, which includes the design, manufacture, sale, installation, and operation of on-line lottery systems; and pari-mutuel systems, which includes the design, manufacture, sale, and operation of computerized pari-mutuel wagering systems primarily for dog and horse racing tracks. Revenues and income (loss) for these segments is as follows:

                                                                              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
(IN THOUSANDS)                                                              1999                1998
------------------------------------------------------------------------------------------------------
Revenues:
     Gaming operations                                                     $ 48,653          $ 32,474
     Gaming machines and systems                                             47,125            33,176
     Lottery systems                                                         27,270                 -
     Pari-mutuel systems                                                      5,494                 -
     Intercompany revenues and retail value of complimentary
        food and beverage provided to customers                              (1,541)           (1,047)
                                                                           --------          --------
                                                                           $127,001          $ 64,603
                                                                           ========          ========
Income (loss) from operations:
       Gaming operations                                                    $ 9,113           $ 8,933
       Gaming machines and systems                                           19,749            21,478
       Lottery systems                                                        3,907                 -
       Pari-mutuel systems                                                      301                 -
       General corporate expenses                                            (3,715)             (742)
                                                                           --------          --------
                                                                           $ 29,355          $ 29,669
                                                                           ========          ========

                                                                         SEPTEMBER 30,        JUNE 30,
(IN THOUSANDS)                                                               1999              1999
------------------------------------------------------------------------------------------------------
Identifiable segment assets:
       Gaming operations                                                   $105,868          $102,528
       Gaming machines and systems                                          137,440           142,736
       Lottery systems                                                       90,026            77,616
       Pari-mutuel systems                                                   22,627            23,601
       Corporate                                                             30,676            44,811
       Unallocated intangibles                                              117,446           115,877
                                                                           --------          --------
                                                                           $504,083          $507,169
                                                                           ========          ========

4.   INVENTORY

         Inventories, net of valuation reserves, are as follows:

                                             SEPTEMBER 30,       JUNE 30,
(IN THOUSANDS)                                  1999              1999
--------------------------------------------------------------------------
Manufacturing:
   Raw materials                              $ 5,397           $ 5,258
   Work-in-process                              1,595             1,795
   Finished goods                              11,549            10,531
Other finished goods                            4,146             3,791
                                              -------           -------
                                              $22,687           $21,375
                                              =======           =======


5.   OTHER CURRENT LIABILITIES

         Other current liabilities are as follows:

                                             SEPTEMBER 30,       JUNE 30,
(IN THOUSANDS)                                  1999              1999
--------------------------------------------------------------------------
Labor, compensation and benefits               $12,118          $11,160
Commission and royalties                         2,249            2,600
Merger related accruals                              -           11,541
Other accrued expenses                          19,680           17,185
                                               -------          -------
                                               $34,047          $42,486
                                               =======          =======


6.   COMMITMENTS AND CONTINGENCIES

     LITIGATION

         In February 1999, the Company and the Joint Venture filed an action in U. S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the Company and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon state circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

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

     FUNDING COMMITMENTS

         In September 1999, the Company announced the signing of a development and management agreement with the Pala Band of Mission Indians to develop and assist in obtaining financing for the construction of an casino and entertainment facility near San Diego, California, pending the approval of a proposed amendment to the California Constitution expected in March 2000 and the receipt of various other regulatory and licensing approvals. Under the terms of the agreement the Company has committed to provide up to $30 million in financing for the project and would render management services for the facility for seven years after the completion of construction. The agreement is subject to regulatory approval.

7.   SUBSEQUENT EVENTS

         In October 1999, the Company made a $22 million equity contribution to the Joint Venture with IGT to fund certain contractual expenditures. The contribution was funded through additional borrowings on the Company's credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ANCHOR'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999. THESE REPORTS MAY BE OBTAINED FREE OF CHARGE AT THE WEBSITE OF THE SECURITIES AND EXCHANGE COMMISSION AT http://www.sec.gov. Anchor Gaming urges the review of such reports.

OVERVIEW

         On June 29, 1999, the Company completed the Powerhouse Acquisition pursuant to a merger agreement for approximately $220 million plus Powerhouse net debt of $68 million. The Powerhouse Acquisition was funded through a combination of cash and borrowing under a new $300 million revolving credit facility. Anchor now operates in the following business segments:

         GAMING OPERATIONS, which includes the operations of two casinos in Colorado, slot routes in Nevada and Montana, and a racetrack/casino in New Mexico.

         GAMING MACHINES AND SYSTEMS, which includes the design, development, and distribution of proprietary gaming machines and the design, manufacture, and sale of video gaming machines and central control systems.

         LOTTERY SYSTEMS, which includes the design, manufacture, sale, installation, and operation of on-line lottery systems.

         PARI-MUTUEL SYSTEMS, which includes the design, manufacture, sale, and operation of computerized pari-mutuel wagering systems primarily for dog and horse racing tracks.

         The Powerhouse Acquisition was accounted for using the purchase method of accounting. As a result, the historical operating results and cash flows of the Company for the three months ended September 30, 1998 do not include any operating results or cash flows for the operations acquired in the Powerhouse Acquisition. The following table sets forth pro forma revenues and costs of revenues by business segment for the three months ended September 30, 1998 as if the Powerhouse Acquisition occurred on July 1, 1998. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the Powerhouse Acquisition had occurred on July 1, 1998 or that may be obtained in the future.

                                               PRO FORMA THREE MONTHS ENDED
                                                    SEPTEMBER 30, 1998
                                           -----------------------------------
(IN THOUSANDS)                               REVENUES        COSTS OF REVENUES
------------------------------------------------------------------------------
   Gaming operations                         $ 37,179              $21,679
   Gaming machines and systems                 43,919               12,930
   Lottery systems                             25,628               14,569
   Pari-mutuel systems                          5,650                3,423
                                             --------              -------
         Total                               $112,376              $52,601
                                             ========              =======

         The following table sets forth the percentage of Anchor's total historical revenues attributable to it each of its operating segments during the three months ended September 30, 1999 and 1998 and its pro forma revenues for the three months ended September 30, 1998. The table also presents the gross margin of each of its operating segments for the same periods.

                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                ---------------------------------
                                                   1999       1998(a)     1998(b)
                                                --------      -------     -------
SOURCES OF REVENUES:
   Gaming operations                                37.3%       48.8%       33.1%
   Gaming machines and systems                      37.0        51.2        39.1
   Lottery systems                                  21.5           -        22.8
   Pari-mutuel systems                               4.2           -         5.0
                                                   -----       -----       -----
         Total revenues                            100.0%      100.0%      100.0%
                                                   =====       =====       =====
GROSS MARGIN:
   Gaming operations                                38.4%       45.4%       41.7%
   Gaming machines and systems                      69.1        79.2        70.6
   Lottery systems                                  44.0           -        43.2
   Pari-mutuel systems                              37.4           -        39.4
                                                   -----       -----       -----
         Total gross margin                         50.9%       62.7%       53.2%
                                                   =====       =====       =====

(a) Historical

(b) Pro forma, presented as if the Powerhouse Acquisition occurred on July 1,
    1998

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

GAMING OPERATIONS

         Total revenues from gaming operations were $47.4 million for the quarter ended September 30, 1999, an increase of $15.9 million or 50.5% from historical quarter ended September 30, 1998. The gaming operations acquired in the Powerhouse Acquisition contributed approximately $15.2 million to revenue for the quarter ended September 30, 1999. The remaining increase was a result of increased route revenues in Nevada offset somewhat by decreases in slot revenues at the Company's Colorado Central Station Casino. The decreased slot revenues at the Colorado Central Station Casino are the result of additional competition from new casinos that have opened near the Colorado Central Station Casino in the past 15 months. On a pro forma basis, revenues from gaming operations for the quarter ended September 30, 1999 increased $10.2 million or 27.4% from pro forma revenues for the quarter ended September 30, 1998. This increase is primarily due to slot operations at the Sunland Park racetrack/casino acquired in the Powerhouse Acquisition. Sunland Park did not commence casino operations until February 1999. Consequently, there was no revenue from slot operations at Sunland Park during the pro forma quarter ended September 30, 1998.

         Two casinos opened near the Colorado Central Station during 1998, and the Company is aware of other casino projects in various stages of planning in the Black Hawk/Central City market. The Company cannot predict the effect, if any, that the proposed casino openings will have on the Company's Colorado casino operations. The Company expects that the increased competition from new and proposed casino operations will have a continued negative effect on revenues as well as on costs of gaming operations such as promotions and costs related to retaining and recruiting employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. The Company expects this seasonal trend to continue.

         During late fiscal 1999, the Company received a termination letter from Albertson's, one of its major Nevada slot route retail chains, due to a change in ownership that would be effective August 31, 1999. The Company filed an injunctive relief in court which requested that the Company be allowed to continue to operate the locations with certain contract modifications. The 59 machines operated in the four Albertson's locations were in operation through September 30, 1999. The Company believes that the loss of the four Albertson's stores, if it occurs, will not have a material effect on the net financial results of the Company's Nevada route operations.

         Costs of gaming operations were $29.2 million for the quarter ended September 30, 1999, an increase of $12.0 million or 69.8% from the historical quarter ended September 30, 1998. The gaming operations acquired in the Powerhouse Acquisition contributed approximately $10.9 million to costs of gaming operations during the September 1999 quarter. The remaining increase is due primarily to increased costs in the Nevada route as a result of increased revenues, and to a lesser extent, increased costs at the Colorado Central Station casino resulting from increased competition. On a pro forma basis, costs of gaming operations increased $7.5 million or 34.6% during the quarter ended September 30, 1999 versus pro forma costs for the quarter ended September 30, 1998. This increase is due primarily to the commencement of casino operations at the Sunland Park racetrack/casino in February 1999 that were not in operation during the quarter ended September 30, 1998. Gaming operations gross margin decreased to 38.4% during the quarter ended September 30, 1999 from 41.7% during the pro forma quarter ended September 30, 1998. This is due primarily to the growth in Nevada route revenues and the commencement of casino operations at the Sunland Park racetrack/casino, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. To a lesser extent, the decrease in gross margin is also the result of decreased margins at the Colorado Central Station Casino resulting from increased competition.

GAMING MACHINES AND SYSTEMS

         Revenues from gaming machines and systems were $46.9 million for the quarter ended September 30, 1999, an increase of $13.8 million or 41.7% from the historical quarter ended September 30, 1998. The gaming machines and systems operations acquired in the Powerhouse Acquisition accounted for approximately $14.4 million of revenue during the quarter ended September 30, 1999. Without the effect of the Powerhouse Acquisition, gaming machines and systems revenues would have decreased approximately $600,000. Increased equity earnings in the Company's joint venture alliance with IGT, which, for accounting purposes, are recorded net of expense, were more than offset by net decreases in revenues from the Company's stand-alone proprietary games. At September 30, 1999 there were more than 6,900 games, primarily Wheel of Fortune-TM-, operating within the Joint Venture, compared to more than 6,000 games at September 30, 1998.

         On a pro forma basis, revenues from gaming machines and systems for the quarter ended September 30, 1999 increased $3.0 million or 6.8% from the pro forma revenues for the quarter ended September 30, 1998. This increase is primarily a result of increased central systems sales in business operations acquired from Powerhouse, offset to some extent by the $600,000 decrease in revenues from proprietary games operations as discussed above.

         The Company does not expect the trend of decreased year over year proprietary games revenue comparisons for stand-alone proprietary games to continue. The Company expects the trend of increased year over year revenue comparisons for the Joint Venture to continue due to the popularity of the new video Wheel of Fortune game introduced during the quarter ended September 30, 1999. The proprietary games operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have an effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         During the quarter ended September 30, 1999, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike-TM- product, decreased 10.0% from the quarter ended September 30, 1998. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period. Compared to the quarter ended June 30, 1999, both the installed base of stand-alone games and the average net win per unit for the games during the quarter ended September 30, 1999 experienced slight increases. While the Company anticipates the trend in declining year over year comparisons in its stand-alone proprietary games business will not continue beyond the current quarter, the Company cannot predict with any certainty the extent of any trend reversals in the future.

         Nevada gaming regulators are considering the proposal of a new state regulation that would prevent any slot machine from having cartoon characters, comic book characters or themes based on materials intended, marketed or used primarily by people younger than 21. The Company cannot predict the affect, if any, the proposal would have on any of its current or future gaming machines.

         During fiscal year 1999, a bill sponsored by the Nevada Resort Association was signed into law. The bill made provisions for increased regulatory review of wide area progressives, addressed market accessibility to games and will require manufacturers and casino operators to pay their proportionate share of state gaming taxes. The financial effects of this legislation will likely result in increased gaming tax expense associated with Nevada revenues in the Joint Venture, which will decrease the Company's earnings from the Joint Venture and, to a lesser extent, will increase gaming tax expense in the Company's stand-alone proprietary games operations outside of the Joint Venture.

         The Company has developed and has begun introducing conversion games to its casino customers. The Company, as well as Barcrest, an IGT subsidiary, continue to develop games to be introduced under what the Company calls the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. As of September 30, 1999 the Company has received regulatory approval in Nevada and several other jurisdictions for several different conversion games and has placed some of the games in casinos on a limited basis. The Company recently received Nevada regulatory approval for technology that enables the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 2000.

         Costs of gaming machines and systems were $14.5 million for the quarter ended September 30, 1999, an increase of $7.6 million or 110.1% from the historical quarter ended September 30, 1998. The gaming machines and systems operations acquired from Powerhouse accounted for the majority of the increase in historical costs by contributing approximately $6.9 million to costs of gaming machines and systems during the 1999 quarter. The remaining increase of $700,000 is due primarily to increases in machine costs in the proprietary games operations as the Company continues to improve and modify existing games to maintain performance. These increases are offset to some extent by decreases in royalty expenses as a result of decreased revenues from the Company's proprietary games operations outside the Joint Venture. On a pro forma basis, costs of gaming machines and systems increased $1.6 million or 12.4% due to the increased historical proprietary games costs and due to increases in costs related to increased revenues from the operations acquired from Powerhouse. Gaming machines and systems gross margin on a pro forma basis decreased slightly to 69.1% during the quarter ended September 30, 1999 from 70.6% during the pro forma quarter ended September 30, 1998.

LOTTERY SYSTEMS

         Revenues from lottery systems were $27.3 million for the quarter ended September 30, 1999, an increase of $1.7 million or 6.6% on a pro forma basis from the pro forma revenues for the quarter ended September 30, 1998. Prior to the Powerhouse Acquisition, the Company had no lottery operations. The increase is primarily due to substantially higher year-over-year developed system license sales to foreign lottery jurisdictions during the quarter ended September 30, 1999. During the quarter ended September 30, 1999, the Company commenced operations under its on-line lottery contract with the Hoosier Lottery in Indiana. The resulting year-over-year increase in revenue was partially offset by the loss of the Montana Lottery, which provided revenue during the September 1998 quarter. Overall, the Company experienced net decreases in domestic on-line lottery service revenues resulting from decreased ticket sales. Ticket sales in the prior year were higher due to large jackpots in two states during the quarter ended September 30, 1998.

         Costs of lottery systems were $15.3 million during the quarter ended September 30, 1999, an increase of $700,000 or 4.8% on a pro forma basis from the pro forma costs for the quarter ended September 30, 1998. The gross margin on a pro forma basis increased to 44.0% in the 1999 quarter versus 43.2% in the pro forma 1998 quarter. Gross margins relating to the increased system sales in the 1999 quarter are much higher than normal since there is little cost associated with sales of developed system licenses to foreign lottery jurisdictions.

PARI-MUTUEL SYSTEMS

         Revenues from pari-mutuel systems were $5.4 million for the quarter ended September 30, 1999, a decrease of $300,000 or 5.3% on a pro forma basis from the pro forma revenues for the quarter ended September 30, 1998. Costs of pari-mutuel systems were $3.4 million for the quarter ended September 30, 1999, which represents no increase in costs on a pro forma basis from the September 1998 quarter.

OTHER COSTS

         Selling, general and administrative ("SG&A") expenses were $19.6 million for quarter ended September 30, 1999, an increase of $13.7 million or 232.2% from the historical quarter ended September 30, 1998. SG&A expenses as a percentage of total revenue increased to 15.4% during the September 1999 quarter compared to 9.2% during the historical September 1998 quarter.

During the quarter ended September 30, 1999, businesses acquired from Powerhouse contributed $12.0 million of SG&A expenses, the remaining historical increase of $1.7 million is the result of additional payroll, promotional, and facility costs at the Company's Colorado Central Station Casino, increased legal and bad debt costs in the Company's proprietary games operations, and increased licensing and payroll expenses at the corporate level. On a pro forma basis, SG&A expenses for the quarter ended September 30, 1999 increased $4.2 million or 27.3% over the pro forma quarter ended September 30, 1998. On a pro forma basis, SG&A expenses increased as a result of the historical increase of $1.7 million described above, in addition to increased expenses resulting from the casino operations commencement at Sunland Park of approximately $1.1 million and increased labor and trade show expenses in the lottery systems operations of approximately $1.7 million.

         Research and development ("R&D") expenses were $4.0 million for the quarter ended September 30, 1999, an increase of $3.0 million or 300.0% from the historical quarter ended September 30, 1998. During the quarter ended September 30, 1999, businesses acquired from Powerhouse accounted for the entire increase in R&D expenses by contributing $3.1 million of R&D expenses. On a pro forma basis, R&D expenses for the quarter ended September 30, 1999 increased $500,000 or 14.3% from the pro forma quarter ended September 30, 1998 resulting from increased R&D expenses in the gaming machines and systems operations acquired from Powerhouse, offset to some extent by decreases in R&D expenses in the lottery systems operations acquired from Powerhouse. In addition to the R&D expenses reflected on the Company's financial statements, R&D costs related to the Joint Venture are accounted for on the books of the Joint Venture and are not included in the amounts disclosed as R&D in the Company's financial statements.

         Depreciation and amortization expense was $11.7 million for the quarter ended September 30, 1999, an increase of $7.8 million or 200.0% from the historical quarter ended September 30, 1998. During the quarter ended September 30, 1999, businesses acquired from Powerhouse contributed $6.7 million in depreciation and amortization expense, including approximately $1.0 million in amortization of goodwill associated with the Powerhouse Acquisition. The remaining historical increase resulted from increased depreciation expense in the proprietary games operations due to the use of shortened lives for gaming machines. On a pro forma basis, depreciation and amortization for the quarter ended September 30, 1999 increased $1.9 or 19.4% from the pro forma quarter ended September 30, 1998 due to the use of shortened lives in the proprietary games operations as well as in the gaming operations and gaming machine and systems operations acquired from Powerhouse.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $29.4 million for the quarter ended September 30, 1999, a decrease of $300,000 or 1.0% on a historical basis and $1.7 million or 5.5% on a pro forma basis from the quarter ended September 30, 1998. As a percentage of total revenues, income from operations decreased to 23.1% during the quarter ended September 30, 1999 from 45.9% historical and 27.7% pro forma for the quarter ended September 30, 1998.

         OTHER INCOME (EXPENSE). Interest income was $500,000 for the quarter ended September 30, 1999 versus $1.1 million for the historical quarter ended September 30, 1998. The reduction is due to decreased cash balances for investment as a result of cash spending for the Powerhouse Acquisition. Interest expense of $3.7 million for the quarter ended September 30, 1999 is the result of borrowings associated with the Powerhouse Acquisition. There was no historical interest expense incurred in the quarter ended September 30, 1998.

         NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $15.8 million for quarter ended September 30, 1999, a decrease of $3.2 million or 16.8% from the historical quarter ended September 30, 1998. On a pro forma basis, net income for the quarter ended September 30, 1999 decreased $1.0 million or 6.0% from the pro forma quarter ended
September 30, 1998. Diluted earnings per share of $1.30 for the quarter ended September 30, 1999 decreased only $.01 or 0.6% from the pro forma quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. At September 30, 1999, the Company maintained $26.9 million in cash and equivalents, $51.9 million in working capital, and $81.5 million available under a revolving credit facility, compared with cash and equivalents at June 30, 1999 of $32.8 million and working capital of $28.9 million.

         The Company borrowed $210 million on a $300 million unsecured credit facility to complete the Powerhouse Acquisition. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has complied with the covenants throughout the term of the credit facility.

         Prior to obtaining financing for the Powerhouse Acquisition, Anchor's principal sources of liquidity included cash flows from operations and the net proceeds from a secondary offering in April 1996 of $53.9 million and its initial public offering in February 1994 of $34.1 million.

         In September 1999, the Company announced the signing of a development and management agreement with the Pala Band of Mission Indians to develop and assist in obtaining financing for the construction of an casino and entertainment facility near San Diego, California, pending the approval of a proposed amendment to the California Constitution expected in March 2000 and the receipt of various other regulatory and licensing approvals. Under the terms of the agreement the Company has committed up to $30 million in financing for the project and would render management services for the facility for seven years after the completion of construction.

         During the quarter ended September 30, 1999, operating activities provided $14.7 million in cash flows on $15.8 million in net income, compared with $23.9 million in cash flows on $19.0 million in net income during the historical quarter ended September 30, 1998.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA for the quarter ended September 30, 1999 was $41.0, an increase of $7.6 million or 22.8% from $33.4 million for the historical quarter ended September 30, 1998. This increase was primarily a result of increased depreciation and amortization expense and interest expense incurred as a result of the Powerhouse Acquisition. On a pro forma basis, EBITDA increased $100,000 or 0.2% from $40.9 million for the pro forma quarter ended September 30, 1998.

         CAPITAL EXPENDITURES. During the quarter ended September 30, 1999, the Company spent $15.3 million on capital acquisitions in addition to $6.7 million on intangible assets. Capital expenditures were primarily incurred for the manufacture of lottery systems and equipment for the Indiana and Florida lottery contracts and intangible expenditures were incurred primarily for lottery contract implementations. In the historical quarter ended September 30, 1998, the Company spent $5.7 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

         The Company selectively pursues opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new domestic and/or international lottery contracts, and depending on the size of the jurisdictions served, the Company may be required to secure additional funding for the related capital expenditures. The lottery systems segment operates in a capital-intensive industry, in which wagering terminals, computer systems, and applications and communications software must be installed throughout a jurisdiction, often beginning up to one year before revenues are earned on the long-term contract. When a new jurisdiction is added to the Company's customer base, capital required to obtain and install hardware and software can be significant. Generally, initial contract terms are from 5 to 9 years, often with 1 to 3 year extension options. Upon expiration of a contract and its extensions, the jurisdiction typically requires vendors to re-bid their services and replace existing equipment with new terminals. An incumbent vendor may have some benefit due to the communications infrastructure already in place, but most often, a significant portion of the initial capital expenditures must be replaced upon the re-awarding of a lottery contract.

         STOCK REPURCHASE. During the quarter ended September 30, 1999, the Company did not repurchase any of its common stock. In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of Common Stock. The board of directors authorized additional repurchases of up to 513,975 shares in December 1997 and 640,400 shares in October 1998. As of September 30, 1999, the Company had repurchased 1,784,675 shares of Common Stock at a cost of $89.9 million. At September 30, 1999 there was a balance of 369,700 authorized shares remaining under the repurchase program.

         WORKING CAPITAL REQUIREMENTS. In addition to cash requirements needed for the purchase and construction of capital equipment and the implementation of long-term lottery contracts, working capital is necessary to finance customer receivables and inventory levels. At September 30, 1999, notes receivable from customers relating to product sales totaled $15.3 million. Because management expects the continued growth of the gaming machines and systems segment, and intends to continue financing sales when advantageous to the Company, notes receivable balances may increase. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of the Company's customer notes range from one to two years, with interest rates of up to 14%. Certain international and domestic receivables have repayment periods of up to nine years.

         The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions and is currently pursuing additional opportunities in Native American gaming in California.. If successful in pursuing another opportunity in any gaming oriented business and depending on the amount of funding required, the Company may be required to obtain additional financing.

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

         The Company has conducted a comprehensive review of its computer and other systems deemed to be date sensitive (as well as those of its unconsolidated affiliates) to assess its exposure to the Year 2000 Problem. The Company has identified and tested mission critical systems and is in the process of modifying or replacing those systems that are not, in its opinion, able to perform their essential functions after December 31, 1999 ("Year 2000 Compliant"). Based upon the comprehensive review, management believes that the Company's critical internal systems and other systems are Year 2000 Compliant or will be Year 2000 Compliant before December 31, 1999. However, if modifications are not made or not completed within an adequate time frame, the Year 2000 Problem could have a material adverse effect on the operations of the Company. In addition, the Company has engaged outside consultants to assist and advise management in the review of its systems and evaluation of its readiness to deal with Year 2000 problems.

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

         All costs related to the Company's Year 2000 Problem are being expensed as incurred, while the cost of new hardware or software is being capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. Specifically, as of September 30, 1999, the Company has spent less than $300,000 and anticipates spending less than $750,000 thereafter. These costs and estimated completion dates are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from these plans.

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

         The Company has developed a contingency plan to address what it believes to be the most likely, reasonable, worst-case scenario. The Company's contingency plan addresses mission critical systems, facilities and systems installed in customer locations and how the Company plans to prepare and allocate human and equipment resources to remedy possible failures. The Company believes that the most likely reasonable worst-case scenario would entail power outages and communication system down-time and although the Company has power-generating equipment at its two Colorado casino locations and local lottery operational facilities, an extended power outage could affect the gaming operations and lottery operations. The inability to accurately predict all possible effects of the Year 2000 issue prevent the Company's contingency plan from covering all possible scenarios.

PART II.    OTHER INFORMATION

 ITEM 1.    LEGAL PROCEEDINGS

         In February 1999, the Company and the Joint Venture filed an action in
U. S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the Company and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon state circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

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


                                  ANCHOR GAMING
                                  (Registrant)


Date   November 12, 1999          /s/Michael D. Rumbolz
       -----------------          ---------------------
                                  Michael D. Rumbolz
                                  Chief Executive Officer and
                                  President



Date   November 12, 1999          /s/Geoffrey A. Sage
       -----------------          ---------------------
                                  Geoffrey A. Sage
                                  Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBITS
--------

2.1 Reorganization Agreement (the "Reorganization Agreement") among Anchor Gaming, Anchor Coin, D D Stud, Inc., C. G. Investments, Inc., Colorado Grande Enterprises, Inc., New AC, New DD, New CG, and certain stockholders of such corporations. (Incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
2.2 Amendment No. 1 to the Reorganization Agreement, dated as of January 25, 1993. (Incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
2.3 Purchase Agreement (Global Gaming Products, L.L.C.) between Stanley E. Fulton, William Randall Adams, Global Products, Inc., Michael S. Stone, Thomas J. Matthews, James R. Purdy, and Anchor Gaming, dated as of December 22, 1993. (Incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
2.4 Purchase Agreement (Global Gaming Distributors, Inc.) between Global Gaming Distributors, Michael S. Stone, Thomas J. Matthews, James R. Purdy, and Anchor Gaming, dated as of December 22, 1993. (Incorporated by reference to Exhibit 2.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
2.5 Agreement and Plan of Merger dated as of March 9, 1999 among Anchor Gaming, Olive AP Acquisition Corporation and Powerhouse Technologies, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 12, 1999.)
2.6 Amendment No. 1 to Merger Agreement dated as of March 19, 1999 among Anchor Gaming, Olive AP Acquisition Corporation and Powerhouse Technologies, Inc. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated July 14, 1999)
3.1 Restated Articles of Incorporation of Anchor Gaming. (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
3.2      Restated Bylaws of Anchor Gaming. (Incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
4.1      Specimen of Common Stock Certificate. (Incorporated by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
4.2 Rights Agreement between the Company and the Rights Agent. (Incorporated by reference to Exhibit 4.2 to the Company's June 30, 1998 Annual Report on Form 10-K (File No. 0-23124)).
4.3 Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock.. (Incorporated by reference to Exhibit
         4.3 to the Company's June 30, 1998 Annual Report on Form 10-K (File No. 0-23124)).
9.1 Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton dated January 19, 1999. (Incorporated by reference to exhibit 9.10 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).
9.2 Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton dated January 19, 1999. (Incorporated by reference to exhibit 9.11 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).
9.3 Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton dated January 19, 1999. (Incorporated by reference to exhibit 9.12 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).

9.4 Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton dated January 19, 1999. (Incorporated by reference to exhibit 9.13 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).
9.5 Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton dated January 19, 1999. (Incorporated by reference to exhibit 9.14 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).
9.6      Irrevocable Proxy of Maryland Park Apartments, Inc. in favor of Stanley
         E. Fulton dated January 22, 1999. (Incorporated by reference to exhibit
         9.15 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).
9.7 Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E. Fulton dated January 19, 1999. (Incorporated by reference to exhibit 9.16 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-23124)).
10.1 Settlement Agreement between Anchor Gaming, Stanley E. Fulton, and Michael B. Fulton, dated as of December 22, 1993. (Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
10.2 Commercial Note of Pelican Gaming, Inc. to Anchor Coin dated March 15, 1995. (Incorporated by reference to Exhibit 10.1 to the Company's March 31, 1994 Quarterly Report on Form 10-Q (File No. 0-23124)).
10.3 Promissory Notes of Anchor Coin, D D Stud, Inc., and C. G. Investments, Inc. to Stanley E. Fulton. (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
10.4 Loan Agreement of Pelican Gaming, Inc. to Anchor Coin dated as of March 15, 1994. (Incorporated by reference to Exhibit 10.2 to the Company's March 31, 1994 Quarterly Report on Form 10-Q (File No. 0-23124)).
10.5 Promissory Note of Colorado Grande Enterprises, Inc. to C.G. Investments, Inc. (Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
10.6 Promissory Notes of Anchor Coin to Michael B. Fulton, Stanley M. Fulton, Elizabeth Fulton Jones, Lucinda Fulton Tischer, Virginia L. Fulton, and Deborah J. Fulton. (Incorporated by reference to Exhibit
         10.6 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
10.7 Promissory Note of Anchor Coin to Elizabeth Fulton and related Stock Option Agreement. (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
10.8 Loan Agreement between Bank of America Nevada and Anchor Coin, dated as of June 13, 1994. (Incorporated by reference to Exhibit 10.6 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.9 Lease and Sublease Agreement between Smith's Food & Drug Centers, Inc. and Anchor Coin, dated July 28, 1993. (Confidential Treatment for a portion of this document was requested and granted pursuant to Rule 406 under the Securities Act). (Incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-71870)).
10.10 Employment Agreement between Anchor Gaming and Stanley E. Fulton. (Incorporated by reference to Exhibit 10.10 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).

10.11 Employment Agreement between Anchor Gaming and Thomas J. Matthews. (Incorporated by reference to Exhibit 10.12 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.12 Employment Agreement between Anchor Gaming and Joseph Murphy. (Incorporated by reference to Exhibit 10.13 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.13 Employment Agreement between Anchor Gaming and William Randall Adams. (Incorporated by reference to Exhibit 10.16 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.14 Option Agreement between Thomas J. Matthews and Anchor Gaming. (Incorporated by reference to Exhibit 10.19 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.15 Option Agreement between Joseph Murphy and Anchor Gaming. (Incorporated by reference to Exhibit 10.20 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.16 Option Agreement between William Randall Adams and Anchor Gaming. (Incorporated by reference to Exhibit 10.21 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.17 Option Agreement between Anchor Gaming and Geoffrey A. Sage. (Incorporated by reference to Exhibit 10.25 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.18 Option Agreement between the Company and Stuart D. Beath. (Incorporated by reference to Exhibit 10.26 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.19 Option Agreement between the Company and Garret A. Scholz. (Incorporated by reference to Exhibit 10.27 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.20 Form of Stock Option Agreement between the Company and Glen J. Hettinger. (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1996 Annual Report on Form 10-K (File No. 000-23124)).
10.21 Form of Indemnification Agreement between the Company and Officers and Directors. (Incorporated by reference to Exhibit 10.28 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.22 Indemnification Agreement between the Company and Glen J. Hettinger. (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1998 Annual Report on Form 10-K (File No. 0-23124)).
10.23 Tax Indemnification Agreement between Stanley E. Fulton, Anchor Gaming and its subsidiaries. (Incorporated by reference to Exhibit 10.29 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.24 Option Agreement between the Company and Elizabeth Fulton. (Incorporated by reference to Exhibit 10.30 to the Company's June 30, 1994 Annual Report on Form 10-K (File No. 0-23124)).
10.25 Option Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).

10.26 Employment Agreement between the Company and Michael D. Rumbolz. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
10.27 Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to the Company's June 30, 1995 Annual Report on Form 10-K (File No. 0-23124)).
10.28 Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d/b/a/ of Anchor Coin, a Nevada corporation and Subsidiary of the Company, and IGT (File No. 000-23124)). (Incorporated by reference to Exhibit 10.37 to the Company's June 30, 1997 Annual Report on Form 10-K (File No. 0-23124)).
10.29 Stock Option Agreement of William Adams dated April 2, 1997. (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).
10.30 Stock Option Agreement of Thomas J. Matthews dated April 2, 1997. (Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).
10.31 Stock Option Agreement of Joseph Murphy dated April 2, 1997. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-53257)).
10.32 Consulting Agreement by and between Anchor Gaming, a Nevada Corporation and Richard M. Haddrill dated as of April 13, 1999. (Incorporated by reference to Exhibit 10.34 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-21324)).
10.33 Loan Agreement, dated as of June 29, 1999 among Anchor Gaming as borrower, the lenders therein named, and Bank of America national Trust and Savings Association as administrative agent. (Incorporated by reference to Exhibit 10.35 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-21324)).
10.34    Form of Stock Option Agreement (Incorporated by reference to Exhibit
         10.36 to the Company's June 30, 1999 Annual Report on Form 10-K (File No. 0-21324)).
27.1*    Financial Data Schedule.
-----------
*  Filed herewith