Form 10-K/A
period 1999-06-30
ANCHOR GAMING
filed 1999-12-30
CIK 914923

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A
                    FOR ANNUAL REPORT AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

    The number of shares of the Registrant's Common Stock outstanding as of December 30, 1999 was 11,991,207.

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

      9.10   Irrevocable Proxy of Michael B. Fulton in favor of Stanley E. Fulton dated January 19, 1999.

      9.11   Irrevocable Proxy of Stanley M. Fulton in favor of Stanley E. Fulton dated January 19, 1999.

      9.12   Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley E. Fulton dated January 19, 1999.

      9.13   Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley E. Fulton dated January 19, 1999.

      9.14   Irrevocable Proxy of Deborah J. Fulton in favor of Stanley E. Fulton dated January 19, 1999.

      9.15   Irrevocable Proxy of Maryland Park Apartments, Inc. in favor of Stanley E. Fulton dated January 22,
             1999.

      9.16   Irrevocable Proxy of Virginia L. Fulton in favor of Stanley E. Fulton January 19, 1999.

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

     10.34   Consulting Agreement by and between Anchor Gaming, a Nevada corporation and Richard M. Haddrill dated as of April 13, 1999.

     10.35   Loan Agreement, dated as of June 29, 1999 among Anchor Gaming as borrower, the lenders therein named, and Bank of America National Trust and Savings Association as administrative agent.

     10.36   Form of Stock Option Agreement.

     21.1    List of Subsidiary Corporations.

     27.1    Financial Data Schedule.

     99.1*   Financial statements of Spin for Cash Joint Venture and Master
             License Agreement for the years ended September 30, 1999, 1998 and 1997.

------------------------

*   Filed herewith

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

                                ANCHOR GAMING

                                By:            /s/ MICHAEL D. RUMBOLZ
                                     -----------------------------------------
                                                 Michael D. Rumbolz
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                By:             /s/ GEOFFREY A. SAGE
                                     -----------------------------------------
                                                  Geoffrey A. Sage
                                              CHIEF FINANCIAL OFFICER
Date: December 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ STUART D. BEATH
------------------------------  Director                    December 30, 1999
       Stuart D. Beath

     /s/ RICHARD R. BURT
------------------------------  Director                    December 30, 1999
       Richard R. Burt

    /s/ MICHAEL B. FULTON
------------------------------  Director                    December 30, 1999
      Michael B. Fulton

    /s/ STANLEY E. FULTON
------------------------------  Director                    December 30, 1999
      Stanley E. Fulton

    /s/ GLEN J. HETTINGER
------------------------------  Director                    December 30, 1999
      Glen J. Hettinger

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ ELIZABETH F. JONES
------------------------------  Director                    December 30, 1999
      Elizabeth F. Jones

    /s/ MICHAEL D. RUMBOLZ
------------------------------  Director                    December 30, 1999
      Michael D. Rumbolz