Form 10-Q
period 1999-12-31
ANCHOR GAMING
filed 2000-02-14
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Shares outstanding of each of the registrant's classes of common stock as of February 14, 2000: 11,993,207


     Class                                   Outstanding as of February 14, 2000
     -----                                   -----------------------------------
                                                          11,993,207
Common stock, $.01 par value                              -------------------

                                  ANCHOR GAMING

                                    FORM 10-Q
                         QUARTER ENDED DECEMBER 31, 1999

                                      INDEX


                                                                                Page No.
                                                                                --------
Part I.       Financial Information

   Item 1.    Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets at
              December 31, 1999 and June 30, 1999 (unaudited)                        2

              Consolidated Condensed Statements of
              Income for the three months ended
              December 31, 1999 and 1998 (unaudited)                                 3

              Consolidated Condensed Statements of
              Income for the six months ended
              December 31, 1999 and 1998 (unaudited)                                 4

              Consolidated Condensed Statements of Cash
              Flows for the six months ended
              December 31, 1999 and 1998 (unaudited)                                 5

              Notes to Consolidated Condensed Financial Statements (unaudited)       6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                   14

Part II.      Other Information

   Item 1.    Legal Proceedings                                                     30

   Item 6.    Exhibits                                                              31

Signatures                                                                          32

PART I. FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS


ANCHOR GAMING
CONSOLIDATED CONDENSED                                                        DECEMBER 31,      JUNE 30,
BALANCE SHEETS (UNAUDITED)                                                        1999            1999
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                 $     26,646    $     32,835
    Accounts and notes receivable, net                                              44,930          38,526
    Inventory, net                                                                  21,145          21,375
    Other current assets                                                            13,121           8,928
                                                                              ------------    ------------
      Total current assets                                                         105,842         101,664
Property and equipment, net                                                        193,195         188,048
Goodwill, net                                                                      118,693         117,436
Other intangible assets, net                                                        40,236          34,520
Investments in unconsolidated affiliates                                            55,212          29,053
Other long-term assets                                                              24,348          36,448
                                                                              ------------    ------------
      Total assets                                                            $    537,526    $    507,169
                                                                              ------------    ------------
                                                                              ------------    ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                          $     18,367    $     21,073
    Current portion of long-term debt                                                2,221           4,051
    Income tax payable                                                               3,563           5,146
    Other current liabilities                                                       30,168          42,486
                                                                              ------------    ------------
      Total current liabilities                                                     54,319          72,756
Long-term debt, net of current portion                                             227,014         212,805
Minority interest in consolidated subsidiary                                         1,309           1,255
                                                                              ------------    ------------
      Total liabilities and minority interest in consolidated subsidiary           282,642         286,816
                                                                              ------------    ------------

Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares
      issued and outstanding at December 31, 1999 and June 30, 1999                      -               -
    Common stock, $.01 par value, 50,000,000 shares authorized,
      14,026,350 issued and 11,991,207 outstanding at December 31, 1999,
      13,841,750 issued and 11,866,307 outstanding at June 30, 1999                    140             138
    Treasury stock at cost, 2,035,143 shares at December 31, 1999
      and 1,975,443 at June 30, 1999                                               (96,405)        (93,043)
    Additional paid-in capital                                                     123,681         116,854
    Retained earnings                                                              227,468         196,404
                                                                              ------------    ------------
      Total stockholders' equity                                                   254,884         220,353
                                                                              ------------    ------------
      Total liabilities and stockholders' equity                              $    537,526    $    507,169
                                                                              ------------    ------------
                                                                              ------------    ------------

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements


ANCHOR GAMING                                                            THREE MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                                 -----------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                           1999                    1998
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

Revenues:
    Gaming operations                                                 $     46,200             $    30,899
    Gaming machines and systems                                             43,992                  30,938
    Lottery systems                                                         35,806                       -
    Pari-mutuel systems                                                      4,697                       -
                                                                      ------------             -----------
         Total revenues                                                    130,695                  61,837
                                                                      ------------             -----------
Costs of revenues:
    Gaming operations                                                       29,512                  17,613
    Gaming machines and systems                                             14,086                  10,241
    Lottery systems                                                         21,531                       -
    Pari-mutuel systems                                                      3,158                       -
                                                                      ------------             -----------
         Total costs of revenues                                            68,287                  27,854
                                                                      ------------             -----------

Gross margin                                                                62,408                  33,983
                                                                      ------------             -----------
Other costs:
    Selling, general and administrative                                     16,256                   5,828
    Research and development                                                 4,606                  (1,967)
    Depreciation and amortization                                           12,493                   4,181
                                                                      ------------             -----------
         Total other costs                                                  33,355                   8,042
                                                                      ------------             -----------
Income from operations                                                      29,053                  25,941
                                                                      ------------             -----------
Other income (expense):
    Interest income                                                            494                     846
    Interest expense                                                        (4,134)                      -
    Other income                                                                43                      99
    Minority interest in earnings of consolidated subsidiary                  (126)                   (144)
                                                                      ------------             -----------
         Total other income (expense)                                       (3,723)                    801
                                                                      ------------             -----------
Income before provision for income taxes                                    25,330                  26,742
Income tax provision                                                        10,042                  10,095
                                                                      ------------             -----------
Net income                                                            $     15,288             $    16,647
                                                                      ------------             -----------
                                                                      ------------             -----------


Basic earnings per share                                              $       1.27             $      1.37
                                                                      ------------             -----------
                                                                      ------------             -----------
Weighted average shares outstanding                                         11,993                  12,165
                                                                      ------------             -----------
                                                                      ------------             -----------

Diluted earnings per share                                            $       1.25             $      1.34
                                                                      ------------             -----------
                                                                      ------------             -----------
Weighted average common and common equivalent
    shares outstanding                                                      12,233                  12,433
                                                                      ------------             -----------
                                                                      ------------             -----------

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements


ANCHOR GAMING                                                             SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                                 -----------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                           1999                    1998
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


Revenues:
    Gaming operations                                                 $     93,568             $    62,430
    Gaming machines and systems                                             90,927                  64,010
    Lottery systems                                                         63,077                       -
    Pari-mutuel systems                                                     10,125                       -
                                                                      ------------             -----------
         Total revenues                                                    257,697                 126,440
                                                                      ------------             -----------
Costs of revenues:
    Gaming operations                                                       58,695                  34,828
    Gaming machines and systems                                             28,592                  17,135
    Lottery systems                                                         36,808                       -
    Pari-mutuel systems                                                      6,557                       -
                                                                      ------------             -----------
         Total costs of revenues                                           130,652                  51,963
                                                                      ------------             -----------
Gross margin                                                               127,045                  74,477
                                                                      ------------             -----------

Other costs:
    Selling, general and administrative                                     35,828                  11,742
    Research and development                                                 8,579                    (947)
    Depreciation and amortization                                           24,229                   8,072
                                                                      ------------             -----------
         Total other costs                                                  68,636                  18,867
                                                                      ------------             -----------
Income from operations                                                      58,409                  55,610
                                                                      ------------             -----------
Other income (expense):
    Interest income                                                          1,012                   1,912
    Interest expense                                                        (7,815)                      -
    Other income                                                               207                     183
    Minority interest in earnings of consolidated subsidiary                  (334)                   (364)
                                                                      ------------             -----------
         Total other income (expense)                                       (6,930)                  1,731
                                                                      ------------             -----------
Income before provision for income taxes                                    51,479                  57,341
Income tax provision                                                        20,416                  21,646
                                                                      ------------             -----------
Net income                                                            $     31,063             $    35,695
                                                                      ------------             -----------
                                                                      ------------             -----------


Basic earnings per share                                              $       2.60             $      2.89
                                                                      ------------             -----------
                                                                      ------------             -----------
Weighted average shares outstanding                                         11,963                  12,349
                                                                      ------------             -----------
                                                                      ------------             -----------

Diluted earnings per share                                            $       2.55             $      2.82
                                                                      ------------             -----------
                                                                      ------------             -----------
Weighted average common and common equivalent
    shares outstanding                                                      12,191                  12,654
                                                                      ------------             -----------
                                                                      ------------             -----------


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements


ANCHOR GAMING                                                             SIX MONTHS ENDED DECEMBER 31,
CONSOLIDATED CONDENSED                                                 -----------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                       1999                    1998
----------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

Net cash provided by operating activities                             $     19,911             $    31,674
                                                                      ------------             -----------
Cash flows from investing activities:
    Expenditures for property and equipment                                (30,014)                (10,554)
    Expenditures for intangible assets                                      (7,602)                    (42)
    Other investing activities                                              (2,618)                   (752)
                                                                      ------------             -----------
      Net cash used in investing activities                                (40,234)                (11,348)
                                                                      ------------             -----------
Cash flows from financing activities:
    Proceeds from borrowing                                                 28,500                       -
    Repayment of long-term debt                                            (16,130)                      -
    Proceeds from sale of stock                                              5,127                     124
    Payments to acquire treasury stock                                      (3,362)                (28,548)
                                                                      ------------             -----------
      Net cash provided by (used in) financing activities                   14,135                 (28,424)
                                                                      ------------             -----------
Net decrease in cash and cash equivalents                                   (6,189)                 (8,098)
Cash and cash equivalents, beginning of period                              32,835                  73,187
                                                                      ------------             -----------
Cash and cash equivalents, end of period                              $     26,646             $    65,089
                                                                      ------------             -----------
                                                                      ------------             -----------


Supplemental disclosure of cash flow information:
      Cash paid for interest                                          $      7,412             $         -
                                                                      ------------             -----------
                                                                      ------------             -----------
      Cash paid for income taxes                                      $     15,467             $    37,353
                                                                      ------------             -----------
                                                                      ------------             -----------


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                                  ANCHOR GAMING
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION

     The consolidated condensed financial statements include the accounts of Anchor Gaming and its subsidiaries (the "Company" or "Anchor"), Anchor Coin, C.G. Investments, Inc. ("CGI"), Colorado Grande Enterprises, Inc. ("Colorado Grande"), DD Stud, Inc. ("DD Stud"), Automated Wagering International, Inc. ("AWI"), Nuevo Sol Turf Club, Inc., Raven's D&R music, Inc., United Tote Company, United Tote Canada, VLC, Inc., VLC of Nevada, Inc., Anchor Native American Gaming, Inc., ("ANAG"), Anchor Pala Development LLC ("APD"), and Anchor Pala Management LLC ("APM") (collectively the "Subsidiaries"). Through its Subsidiaries, the Company conducts gaming operations in Nevada, New Mexico, Montana and Colorado, and supplies system software, equipment and related services to on-line lotteries, video lotteries, casinos and pari-mutuel organizations throughout the world. All significant intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three and six month periods ended December 31, 1999 and 1998 and its financial position at December 31, 1999. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1999. The operating results for the three and six months and cash flows for the six months ended December 31, 1999 are not necessarily indicative of the results that will be achieved in future periods.

     INVESTMENTS IN UNCONSOLIDATED AFFILIATE

     The Company has a 50% interest in a joint venture (the "Joint Venture") with International Game Technology ("IGT") accounted for as an investment in an unconsolidated affiliate under the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the affiliate. The primary business of the Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Joint Venture and related activities are included in gaming machines and systems revenue. The Joint Venture operates on a September 30 year-end. Included in the December 31, 1999 accounts receivable and accounts payable balances, are $8.0 million and $9.3 million, respectively, related to the Company's Joint Venture operations. Summarized results of operations for the Joint Venture are as follows:


                                           Three Months Ended        Six Months Ended
                                         ----------------------  -----------------------
     (IN THOUSANDS)                      January 1, January 2,   January 1,  January 2,
                                             2000       1999         2000        1999
     -----------------------------------------------------------------------------------
     Revenues                             $ 76,053   $  71,750    $ 153,830   $ 145,540
     Expenses                               35,872      35,820       74,357      72,270
     Operating income                       40,181      35,930       79,473      73,270
     Net income                             41,613      36,400       81,460      74,140

REVENUE RECOGNITION

     The Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and amounts paid to customers. Gaming operations revenues exclude the retail value of complimentary food and beverage furnished gratuitously to gaming customers. Proprietary games revenue, included in gaming machines and systems revenue, is derived primarily from royalty, revenue participation or other similar short-term recurring revenue arrangements, as well as equity in the earnings of the Company's Joint Venture with IGT, which, for accounting purposes, is recorded net of expense. Revenues from the sale of lottery, gaming and pari-mutuel system equipment and related parts are recognized upon delivery to the customer. Lottery and pari-mutuel systems contract service revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts, which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts. Revenues from sales of lottery systems and video gaming central site systems (including customized software and equipment) is recognized using the percentage-of-completion method of accounting for long-term construction type contracts where costs to complete can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net other current asset or liability as appropriate.

     EARNINGS PER SHARE

     A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:


                                               Three Months Ended                 Three Months Ended
                                               December 31, 1999                  December 31, 1998
                                        -------------------------------   -------------------------------
                                                              Per Share                         Per Share
                                          Income     Shares    Amount       Income     Shares     Amount
                                        ---------  ---------  ---------   ---------  ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Basic EPS:
    Net Income                          $  15,288     11,993    $  1.27   $  16,647     12,165    $  1.37
  Effect of Dilutive Securities:
    Options                                              240      (0.02)                   268      (0.03)
                                        ---------  ---------  ---------   ---------  ---------  ---------
  Diluted EPS:
    Net Income                          $  15,288     12,233    $  1.25   $  16,647     12,433    $  1.34
                                        ---------  ---------  ---------   ---------  ---------  ---------
                                        ---------  ---------  ---------   ---------  ---------  ---------


                                                Six Months Ended                   Six Months Ended
                                               December 31, 1999                  December 31, 1998
                                        -------------------------------   -------------------------------
                                                              Per Share                         Per Share
                                          Income     Shares    Amount       Income     Shares     Amount
                                        ---------  ---------  ---------   ---------  ---------  ---------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Basic EPS:
    Net Income                          $  31,063     11,963    $  2.60   $  35,695     12,349    $  2.89
  Effect of Dilutive Securities:
    Options                                              228      (0.05)                   305      (0.07)
                                        ---------  ---------  ---------   ---------  ---------  ---------
  Diluted EPS:
    Net Income                          $  31,063     12,191    $  2.55   $  35,695     12,654    $  2.82
                                        ---------  ---------  ---------   ---------  ---------  ---------
                                        ---------  ---------  ---------   ---------  ---------  ---------


     ESTIMATES AND ASSUMPTIONS

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in the financial statements include the estimated depreciable lives of property and equipment and certain estimated liabilities and valuation reserves. Actual results could differ materially from those estimates.

     RECLASSIFICATIONS

         Certain amounts in the consolidated condensed financial statements for the three and six months ended December 31, 1998 have been reclassified to be consistent with the presentation used for the three and six months ended December 31, 1999.

2.   ACQUISITION OF POWERHOUSE

         On June 29, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Powerhouse Technologies, Inc. ("Powerhouse" and the "Powerhouse Acquisition") for approximately $220 million plus Powerhouse net debt of $68 million pursuant to a merger agreement. The Powerhouse Acquisition was funded through a combination of cash and borrowing under a $300 million reducing revolving credit facility.

         The Powerhouse Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of any acquired company are included in the acquirer's financial statements from the date of acquisition. Accordingly, the results of operations and cash flows for the three and six months ended December 31, 1998 do not include any results of operations or cash flows of Powerhouse. The following summarized unaudited pro forma financial information assumes the Powerhouse Acquisition occurred as of July 1, 1998. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, interest income, depreciation and amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the Powerhouse Acquisition had occurred on July 1, 1998 or that may be obtained in the future.


                                                    Pro Forma               Pro Forma
                                               Three Months Ended       Six Months Ended
(IN THOUSANDS, EXCEPT PER SHARE DATA)           December 31, 1998      December 31, 1998
------------------------------------------------------------------------------------------
Revenues                                                $ 116,451             $  228,827

Costs of revenues                                          62,020                114,621
                                                       ----------             ----------
Gross margin                                               54,431                114,206
Other costs:
    Selling, general and administrative                    15,679                 31,071
    Research and development                                  535                  4,039
    Depreciation and amortization                          10,305                 20,106
                                                       ----------             ----------
Income from operations                                     27,912                 58,990
Net income                                             $   15,018             $   31,834
                                                       ----------             ----------
                                                       ----------             ----------
Earnings per share:
    Basic                                              $     1.23             $     2.58
    Diluted                                            $     1.21             $     2.52

         The Company is continuing its efforts to finalize its evaluation of the fair values of the assets and liabilities acquired in the Powerhouse Acquisition. During the six months ended December 31, 1999, the Company made adjustments to the fair values of pre-acquisition contingent liabilities for litigation and other items, liabilities for employee terminations, accrued liabilities for costs to exit activities, and certain other assets and liabilities of approximately $3.3 million. Additional adjustments to the fair values of assets and liabilities acquired, similar in nature to those recorded during the six months ended December 31, 1999, could occur throughout the remainder of fiscal 2000.

3.  BUSINESS SEGMENTS

         The Company operates primarily in four business segments as follows: gaming operations, which includes the operation of two casinos in Colorado, slot routes in Nevada and Montana, and a racetrack/casino in New Mexico; gaming machines and systems, which includes the design, development, and distribution of proprietary gaming machines and the design, manufacture, and sale of video gaming machines and central control systems; lottery systems, which includes the design, manufacture, sale, installation, and operation of on-line lottery systems; and pari-mutuel systems, which includes the design, manufacture, sale, installation, and operation of computerized pari-mutuel wagering systems primarily for horse and dog racing tracks. The Company had no lottery of pari-mutuel systems revenues prior to the Powerhouse Acquisition. Revenues and income (loss) for these segments is as follows:


                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              DECEMBER 31,                      DECEMBER 31,
(IN THOUSANDS)                           1999             1998              1999            1998
---------------------------------------------------------------------------------------------------
Revenues:
     Gaming operations                $  46,200        $  30,899         $  93,568        $  62,430
     Gaming machines and systems         43,992           30,938            90,927           64,010
     Lottery systems                     35,806                -            63,077                -
     Pari-mutuel systems                  4,697                -            10,125                -
                                      ---------        ---------         ---------        ---------
                                      $ 130,695        $  61,837         $ 257,697        $ 126,440
                                      ---------        ---------         ---------        ---------
                                      ---------        ---------         ---------        ---------

Income (loss) from operations:
     Gaming operations                $   6,852        $   7,551         $  15,991        $  16,423
     Gaming machines and systems         17,110           15,359            36,629           36,854
     Lottery systems                      4,571                -             7,646                -
     Pari-mutuel systems                  (451)                -             (220)                -
     General corporate expenses             971            3,031           (1,637)            2,333
                                      ---------        ---------         ---------        ---------
                                      $  29,053        $  25,941         $  58,409        $  55,610
                                      ---------        ---------         ---------        ---------
                                      ---------        ---------         ---------        ---------

                                      DECEMBER 31,     JUNE 30,
(IN THOUSANDS)                            1999           1999
-------------------------------------------------------------
Identifiable segment assets:
       Gaming operations              $  105,345     $  102,528
       Gaming machines and systems       165,644        142,736
       Lottery systems                    96,469         77,616
       Pari-mutuel systems                23,192         23,601
       Corporate                          29,896         44,811
       Unallocated intangibles           116,980        115,877
                                      ----------     ----------
                                      $  537,526     $  507,169
                                      ----------     ----------
                                      ----------     ----------

4.   INVENTORY

         All inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, net of valuation reserves, are as follows:


                                                  DECEMBER 31,      JUNE 30,
                 (IN THOUSANDS)                       1999           1999
                 -----------------------------------------------------------
                 Manufacturing:
                  Raw materials                    $   3,411         $   5,258
                  Work-in-process                      1,279             1,795
                  Finished goods                      12,575            10,531
                 Other finished goods                  3,880             3,791




                                                   ---------         ---------
                                                   $  21,145         $  21,375
                                                   ---------         ---------
                                                   ---------         ---------


5.   PROPERTY & EQUIPMENT
     (IN THOUSANDS)

         Property and equipment of $193,195 and $188,048 at December 31, 1999 and June 30, 1999 are net of accumulated depreciation of $62,589 and $43,468, respectively.

6.   GOODWILL & OTHER INTANGIBLE ASSETS
     (IN THOUSANDS)

         Goodwill of $118,693 and $117,346 at December 31, 1999 and June 30, 1999 are net of accumulated amortization of $3,408 and $1,352, respectively. Other intangible assets of $40,236 and $34,520 at December 31, 1999 and June 30, 1999 are net of accumulated amortization of $2,996 and $1,800, respectively.

7.   OTHER CURRENT LIABILITIES

         Other current liabilities are as follows:


                                           DECEMBER 31,  JUNE 30,
              (IN THOUSANDS)                   1999       1999
              ---------------------------------------------------
               Labor, compensation and
                 benefits                   $  10,203    $  11,160
               Employee commissions and
                  royalties                     4,137        2,600
               Merger related accruals              -       11,541
               Accrued taxes & licenses         5,021        2,874
               Other accrued expenses          10,807       14,311
                                            ---------    ---------
                                            $  30,168    $  42,486
                                            ---------    ---------
                                            ---------    ---------

8.   COMMITMENTS AND CONTINGENCIES

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

         On January 28, 2000 the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and Anchor Gaming's subsidiary, Automated Wagering International, Inc. ("AWI"), on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result an automatic stay of the prior order took place. AWI also intends to file a notice of appeal of the Leon County Circuit Court ruling. AWI will continue to provide its on-line gaming services and products to the Lottery under the terms of the amended contract or, if necessary, under an interim contract. Anchor Gaming will vigorously defend and protect its rights under this lottery agreement. There can be no assurance, however, that Anchor's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to Anchor Gaming.

         The Company is party to several routine lawsuits arising from normal operations. Management does not believe that the outcome of such litigation will have a material adverse effect on the consolidated financial statements of the Company.

     FUNDING COMMITMENTS

         In September 1999, the Company announced the signing of a development and management agreement with the Pala Band of Mission Indians ("the Tribe") to develop and assist in obtaining financing for the construction of a casino and entertainment facility near San Diego, California. The agreements have been submitted to the National Indian Gaming Commission for approval. The development is subject to the approval of a proposed amendment to the California Constitution that will be voted on in March 2000 and the receipt of various other regulatory and licensing approvals.

         It is anticipated that the financing for the project will be in the form of a credit facility with a commercial bank of approximately $100 million. The Company expects to provide an unconditional guaranty of payment and performance of the debt, so long as the management agreement is in place. The guaranty is expected to be removed no sooner than six months after the opening of the casino if certain financial thresholds are met. The Company will render management services for the facility for seven years after the completion of construction. Also under the terms of the agreements, the Company has committed to advance on behalf of the Tribe up to $2.0 million to facilitate activities related to the development of the project. The advances will be reimbursed to the Company, plus interest, upon the Tribe securing the permanent financing for the project. As of December 31, 1999, the Company has advanced $968,000 on behalf of the Tribe, which is included in accounts and notes receivable, net on the Company's balance sheet. The aforementioned agreements are all subject to the receipt of various regulatory and licensing approvals.

9.   SUBSEQUENT EVENTS

         None.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ANCHOR'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999 AND ITS FORMS 10-Q FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1999. THESE REPORTS MAY BE OBTAINED FREE OF CHARGE AT THE WEBSITE OF THE SECURITIES AND EXCHANGE COMMISSION AT http://www.sec.gov. ANCHOR GAMING URGES THE REVIEW OF SUCH REPORTS.

OVERVIEW

         On June 29, 1999, the Company completed the acquisition of 100% of the outstanding common stock of Powerhouse for approximately $220 million plus Powerhouse net debt of $68 million pursuant to a merger agreement. The Powerhouse Acquisition was funded through a combination of cash and borrowing under a $300 million reducing revolving credit facility. Anchor now operates in the following business segments:

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

     PARI-MUTUEL SYSTEMS, which includes the design, manufacture, sale, and operation of computerized pari-mutuel wagering systems primarily for horse and dog racing tracks.

     The Powerhouse Acquisition was accounted for using the purchase method of accounting. As a result, the historical operating results and cash flows of the Company for the three and six months ended December 31, 1998 do not include any operating results or cash flows for the operations acquired in the Powerhouse Acquisition. The following table sets forth pro forma revenues and costs of revenues by business segment for the three and six months ended December 31, 1998 as if the Powerhouse Acquisition occurred on July 1, 1998. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the Powerhouse Acquisition had occurred on July 1, 1998 or that may be obtained in the future.


                                  PRO FORMA THREE MONTHS ENDED    PRO FORMA SIX MONTHS ENDED
                                       DECEMBER 31, 1998              DECEMBER 31, 1998
                                  ----------------------------------------------------------
                                                      COSTS OF                      COSTS OF
(IN THOUSANDS)                     REVENUES           REVENUES     REVENUES         REVENUES
--------------------------------------------------------------------------------------------
   Gaming operations              $   36,670         $   22,113   $   73,849       $   43,792
   Gaming machines and systems        50,851             22,251       94,770           35,181
   Lottery systems                    24,244             14,389       49,872           28,958
   Pari-mutuel systems                 4,686              3,267       10,336            6,690
                                  ----------         ----------   ----------       ----------
       Total                      $  116,451         $   62,020   $  228,827       $  114,621
                                  ----------         ----------   ----------       ----------
                                  ----------         ----------   ----------       ----------

         The following table sets forth the percentage of Anchor's total historical and pro forma revenues attributable to each of its operating segments during the three and six months ended December 31, 1999 and 1998. The table also presents the gross margin of each of its operating segments for the same periods.


                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                             DECEMBER 31,                    DECEMBER 31,
                                   -------------------------------     -------------------------------
                                     1999     1998(a)      1998(b)       1999      1998(a)     1998(b)
                                   -------    -------      -------     -------     -------     -------
SOURCES OF REVENUES:
   Gaming operations                  35.3%      50.0%        31.5%       36.3%       49.4%       32.3%
   Gaming machines and systems        33.7       50.0         43.7        35.3        50.6        41.4
   Lottery systems                    27.4          -         20.8        24.5           -        21.8
   Pari-mutuel systems                 3.6          -          4.0         3.9           -         4.5
                                   -------    -------      -------     -------     -------     -------
         Total revenues              100.0%     100.0%       100.0%      100.0%      100.0%      100.0%
                                   -------    -------      -------     -------     -------     -------
                                   -------    -------      -------     -------     -------     -------

GROSS MARGIN:
   Gaming operations                  36.1%      43.0%        39.7%       37.3%       44.2%       40.7%
   Gaming machines and systems        68.0       66.9         56.2        68.6        73.2        62.9
   Lottery systems                    39.9          -         40.6        41.6           -        41.9
   Pari-mutuel systems                32.8          -         30.3        35.2           -        35.3
                                   -------    -------      -------     -------     -------     -------
         Total gross margin           47.8%      55.0%        46.7%       49.3%       58.9%       49.9%
                                   -------    -------      -------     -------     -------     -------
                                   -------    -------      -------     -------     -------     -------

(a)  Historical

(b)  Pro forma, presented as if the Powerhouse Acquisition occurred on July 1,
     1998

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

GAMING OPERATIONS

         Total revenues from gaming operations were $46.2 million for the quarter ended December 31, 1999, an increase of $15.3 million or 49.5% from historical quarter ended December 31, 1998. The gaming operations acquired in the Powerhouse Acquisition accounted for the majority of the increase in historical revenues by contributing approximately $15.5 million to revenue for the quarter ended December 31, 1999. On a pro forma basis, revenues from gaming operations for the quarter ended December 31, 1999 increased $9.5 million or 25.9% from pro forma revenues for the quarter ended December 31, 1998. This increase is primarily due to increased revenues at the Sunland Park racetrack/casino acquired in the Powerhouse Acquisition, which commenced casino operations in February 1999. Consequently, there was no revenue from slot operations at Sunland Park during the pro forma quarter ended December 31, 1998.

         Two casinos opened near the Colorado Central Station during 1998, another on February 4, 2000, and one additional casino is expected to open during the quarter ended March 31, 2000. The Company is also aware of other casino projects in various stages of planning in the Black Hawk/Central City market. The Company cannot predict the effect, if any, that the proposed casino openings will have on the Company's Colorado casino operations. The Company expects that the increased competition from new and proposed casino operations will have a continued negative effect on revenues as well as on the costs of gaming operations, such as marketing and promotions and costs related to retaining and recruiting employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. The Company expects this seasonal trend to continue.

         During the fourth quarter of fiscal 1999, the Company received a termination letter from Albertson's, one of its Nevada slot route customers, due to a change in ownership effective August 31, 1999. The Company filed for an injunctive relief requesting to continue to operate in the locations with certain contract modifications. The 59 machines in the four Albertson's locations were in operation by the Company through December 31, 1999. During January 2000, the Company settled a lawsuit with the four Albertson's locations and as a result, effective February 1, 2000 will no longer have gaming operations in these locations. The Company believes that the loss of the four locations will not have a material effect on the net financial results of the Company's Nevada route operations.

         Costs of gaming operations were $29.5 million for the quarter ended December 31, 1999, an increase of $11.9 million or 67.6% from the historical quarter ended December 31, 1998. The gaming operations acquired in the Powerhouse Acquisition contributed approximately $11.1 million to costs of gaming operations during the December 1999 quarter. The remaining increase is due primarily to increased costs in the Nevada route as a result of increased revenues, and to a lesser extent, increased costs at the Colorado Central Station casino resulting from increased competition and an increasingly competitive labor market. On a pro forma basis, costs of gaming operations increased $7.4 million or 33.5% during the quarter ended December 31, 1999 versus pro forma costs for the quarter ended December 31, 1998. This increase is due primarily to the commencement of casino operations at the Sunland Park racetrack/casino in February 1999. Gaming operations gross margin decreased to 36.1% during the quarter ended December 31, 1999 from 39.7% during the pro forma quarter ended December 31, 1998. This is due primarily to the growth in Nevada route costs and the commencement of casino operations at the Sunland Park racetrack/casino, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. To a lesser extent, the decrease in gross margin is also the result of decreased margins at the Colorado Central Station Casino resulting from increased competition.

GAMING MACHINES AND SYSTEMS

         Revenues from gaming machines and systems were $44.0 million for the quarter ended December 31, 1999, an increase of $13.1 million or 42.4% from the historical quarter ended December 31, 1998. The gaming machines and systems operations acquired in the Powerhouse Acquisition accounted for approximately $11.8 million of revenue during the quarter ended December 31, 1999. The remaining increase was a result of increased equity earnings in the Company's Joint Venture alliance with IGT, which, for accounting purposes, are recorded net of expense, offset by net decreases in revenues from the Company's stand-alone proprietary games. At December 31, 1999 there were more than 8,700 games, primarily Wheel of Fortune, operating within the Joint Venture, compared to more than 6,300 games at December 31, 1998.

         On a pro forma basis, revenues from gaming machines and systems for the quarter ended December 31, 1999 decreased $6.9 million or 13.6% from the pro forma revenues for the quarter ended December 31, 1998. This decrease is primarily a result of decreased machine sales in business operations acquired from Powerhouse, offset to some extent by the increase in revenues from proprietary games operations as discussed above. The decrease in machine sales in the acquired operations results both from large, non-recurring domestic and international machine sales in the second quarter of 1998, and to a lesser extent, a decline in casino-market machine sales, as the Company lessens its focus on the casino gaming market. The decrease in machine sales is offset somewhat by increases in central system parts and service revenues.

         During the quarter ended December 31, 1999, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike product, decreased 8.1% from the quarter ended December 31, 1998. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period. Compared to the quarter ended September 30, 1999, both the installed base of stand-alone games and the average net win per unit for the games during the quarter ended December 31, 1999 experienced slight decreases.

         The Company expects the trend of decreased year over year proprietary games revenue comparisons for stand-alone proprietary games to continue. The decline is attributable to the reduction of the installed base, resulting from the maturation of the stand-alone products and the effect of cannibalization by the Video Wheel of Fortune, primarily on the Wheel of Gold, as well as cannibalization by gaming products introduced by competitors. The Company expects the trend of increased year over year revenue comparisons for the Joint Venture to continue due to the popularity of the new Video Wheel of Fortune game, which was introduced during the quarter ended September 30, 1999.

         The gaming machines and systems operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have an effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         Nevada gaming regulators have considered a proposed regulation that would prevent any slot machine from having cartoon characters, comic book characters or themes based on materials intended, marketed or used primarily by minors. During January 2000, Nevada gaming regulators approved amendments to the regulations prohibiting gaming device themes primarily intended or marketed for use by minors. The regulation will not effect any then current licensed gaming machines. The Company cannot predict the affect, if any, the amendments will have on any of its future gaming machines.

         During fiscal year 1999, a bill sponsored by the Nevada Resort Association was signed into law. The bill made provisions for increased regulatory review of wide area progressives, addressed market accessibility to games and required manufacturers and casino operators to pay their proportionate share of state gaming taxes on games placed in casinos on a revenue participation basis. This legislation has resulted in increased gaming tax expense associated with Nevada revenues in the Joint Venture, which as a result decreased the Company's earnings from the Joint Venture and, to a lesser extent, has increased gaming tax expense in the Company's stand-alone proprietary games operations outside of the Joint Venture.

         The Company has developed and has begun introducing conversion games to its casino customers. The Company, as well as Barcrest, an IGT subsidiary, continue to develop games to be introduced under what the Company calls the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. As of December 31, 1999 the Company has received regulatory approval in Nevada and several other jurisdictions for several different conversion games and has placed some of the games in casinos on a limited basis. The Company has also received regulatory approval in Nevada and several other jurisdictions that enables the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999 and has also placed some of the games in casinos on a limited basis. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 2000.

         Costs of gaming machines and systems were $14.1 million for the quarter ended December 31, 1999, an increase of $3.9 million or 38.2% from the historical quarter ended December 31, 1998. The gaming machines and systems operations acquired from Powerhouse accounted for an increase in historical costs by contributing approximately $6.0 million to costs of gaming machines and systems during the 1999 quarter. The remaining decrease is due primarily to decreases in valuation allowances related to gaming machines within the Company's proprietary games operations, and to a lesser extent, decreases in royalty expenses as a result of decreased revenues from the Company's stand-alone games. On a pro forma basis, costs of gaming machines and systems decreased $8.2 million or 36.8% due to the decreased historical proprietary games costs and due to decreases in costs related to decreased revenues from the operations acquired from Powerhouse. Gaming machines and systems gross margin on a pro forma basis increased to 68.0% during the quarter ended December 31, 1999 from 56.2% during the pro forma quarter ended December 31, 1998. This is due primarily to the decrease in machine sales in business operations acquired from Powerhouse, which have achieved lower margins historically when compared to the margins achieved in the proprietary games operations.

LOTTERY SYSTEMS

         Revenues from lottery systems were $35.8 million for the quarter ended December 31, 1999, an increase of $11.6 million or 47.9% on a pro forma basis from the pro forma revenues for the quarter ended December 31, 1998. Prior to the Powerhouse acquisition, the Company had no lottery systems operations. The increase in pro forma revenues is due to increases in system and license revenues to foreign lottery jurisdictions during the quarter ended December 31, 1999 as well as domestic lottery revenue increases. During the quarter ended December 31, 1999, the Company continued work on its Switzerland contract implementation, and began the installation of a lottery system in the Leeward Islands. Domestically, increased revenues resulted both from contract re-negotiations and commencement of operations under the Company's on-line lottery contract with the Hoosier Lottery in Indiana. The resulting year over year increase in revenue was partially offset by the loss of the Montana Lottery, which provided revenue during the December 1998 quarter.

         As is normal for businesses that involve sales of large system contracts, the consumation of sales and their timing are inherently uncertain. As a result, the Company could experience uneven revenues from period to period and may not consumate anticipated sales in any future period.

         Costs of lottery systems were $21.5 million during the quarter ended December 31, 1999, an increase of $7.1 million or 49.3% on a pro forma basis from the pro forma costs for the quarter ended December 31, 1998. The gross margin on a pro forma basis decreased slightly to 39.9% in the 1999 quarter versus 40.6% in the pro forma 1998 quarter. Although the increased system sales in the quarter ended December 31, 1999 quarter provide high margins, the margins on many domestic contracts have decreased, resulting in the overall consistency of year over year gross margins.

         On January 28, 2000 the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on count II of a complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and Anchor Gaming's subsidiary, Automated Wagering International, Inc. (AWI), on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result an automatic stay of the prior order took place. AWI also intends to file a notice of appeal of the Leon County Circuit Court ruling. AWI will continue to provide its on-line gaming services and products to the Lottery under the terms of the amended contract or, if necessary, under an interim contract. Anchor

Gaming will vigorously defend and protect its rights under this lottery agreement. There can be no assurance, however, that Anchor's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to Anchor Gaming.

PARI-MUTUEL SYSTEMS

         Revenues from pari-mutuel systems were $4.7 million for the quarter ended December 31, 1999, consistent with pro forma revenues for the quarter ended December 31, 1998. Prior to the Powerhouse acquisition, the Company had no pari-mutuel operations. Costs of pari-mutuel systems were $3.2 million for the quarter ended December 31, 1999, which represents a 3% decrease in costs on a pro forma basis from the December 1998 quarter.

OTHER COSTS

         Selling, general and administrative ("SG&A") expenses were $16.3 million for quarter ended December 31, 1999, an increase of $10.5 million or 181.0% from the historical quarter ended December 31, 1998. SG&A expenses as a percentage of total revenue increased to 12.5% during the December 1999 quarter compared to 9.4% during the historical December 1998 quarter. During the quarter ended December 31, 1999, businesses acquired from Powerhouse contributed $10.3 million of SG&A expenses. On a pro forma basis, SG&A expenses for the quarter ended December 31, 1999 increased $0.6 million or 3.8% over the pro forma quarter ended December 31, 1998, due primarily to the commencement of casino operations at Sunland Park.

         Research and development ("R&D") expenses were $4.6 million for the quarter ended December 31, 1999, an increase of $6.6 million from the historical quarter ended December 31, 1998. During the quarter ended December 31, 1999, businesses acquired from Powerhouse contributed $3.9 million in R&D expenses. The remaining increase resulted primarily from a one-time settlement received from the Ontario provincial government in the prior year, which reduced total R&D expense for the quarter ended December 31, 1998. The Province of Ontario has mandated that the terms of the settlement be held in confidence. On a pro forma basis, R&D expenses for the quarter ended December 31, 1999 increased $4.1 million or 820.0% from the pro forma quarter ended December 31, 1998, resulting from increased R&D expenses in the gaming machines and systems operations, and to a lesser extent the acquired lottery systems operations from Powerhouse, as well as the historical increase noted above. In addition to the R&D expenses reflected on the Company's financial statements, R&D costs related to the Joint Venture are accounted for on the books of the Joint Venture and are not included in the amounts disclosed as R&D in the Company's financial statements.

         Depreciation and amortization expense was $12.5 million for the quarter ended December 31, 1999, an increase of $8.3 million or 197.6% from the historical quarter ended December 31, 1998. During the quarter ended December 31, 1999, businesses acquired from Powerhouse contributed $7.5 million in depreciation and amortization expense, accounting for the majority of the historical increase. On a pro forma basis, depreciation and amortization for the quarter ended December 31, 1999 increased $2.2 million or 21.4% from the pro forma quarter ended December 31, 1998 due primarily to increased depreciation & amortization expense incurred in the gaming operations and machines & systems operations, and to a lesser extent, the lottery systems operations acquired from Powerhouse.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $29.1 million for the quarter ended December 31, 1999, an increase of $3.2 million or 12.4% on a historical basis and $1.2 million or 4.3% on a pro forma basis from the quarter ended December 31, 1998. As a percentage of total revenues, income from operations decreased to 22.3% during the quarter ended December 31, 1999 from 41.9% historical and 24.0% pro forma for the quarter ended December 31, 1998.

         OTHER INCOME (EXPENSE). Interest income was $0.5 million for the quarter ended December 31, 1999 versus $0.8 million for the historical quarter ended December 31, 1998. The reduction is due to decreased cash balances for investment as a result of cash spending for the Powerhouse acquisition. Interest expense of $4.1 million for the quarter ended December 31, 1999 is the result of borrowings associated with the Powerhouse acquisition. There was no historical interest expense incurred in the quarter ended December 31, 1998.

         NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $15.3 million for quarter ended December 31, 1999, a decrease of $1.3 million or 7.8% from the historical quarter ended December 31, 1998. On a pro forma basis, net income for the quarter ended December 31, 1999 increased $0.3 million or 1.8% from the pro forma quarter ended December 31, 1998. Diluted earnings per share of $1.25 for the quarter ended December 31, 1999 increased $0.04 or 3.5% from the pro forma quarter ended December 31, 1998.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

GAMING OPERATIONS

         Total revenues from gaming operations were $93.6 million for the six months ended December 31, 1999, an increase of $31.2 million or 50.0% from historical six months ended December 31, 1998. The gaming operations acquired in the Powerhouse Acquisition accounted for the majority of the increase in historical costs by contributing approximately $30.8 million to revenue for the six months ended December 31, 1999. On a pro forma basis, revenues from gaming operations for the six months ended December 31, 1999 increased $19.8 million or 26.8% from pro forma revenues for the six months ended December 31, 1998. This increase is primarily due to slot operations at the Sunland Park racetrack/casino acquired in the Powerhouse acquisition, which commenced casino operations in February 1999. Consequently, there was no revenue from slot operations at Sunland Park during the pro forma six months ended December 31, 1998.

         Two casinos opened near the Colorado Central Station during 1998, another on February 4, 2000, and one additional casino is expected to open during the quarter ended March 31, 2000. The Company is also aware of other casino projects in various stages of planning in the Black Hawk/Central City market. The Company cannot predict the effect, if any, that the proposed casino openings will have on the Company's Colorado casino operations. The Company expects that the increased competition from new and proposed casino operations will have a continued negative effect on revenues as well as on the costs of gaming operations, such as marketing and promotions and costs related to retaining and recruiting employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. The Company expects this seasonal trend to continue.

         During the fourth quarter of fiscal 1999, the Company received a termination letter from Albertson's, one of its Nevada slot route customers, due to a change in ownership effective August 31, 1999. The Company filed for an injunctive relief requesting to continue to operate in the locations with certain contract modifications. The 59 machines in the four Albertson's locations were in operation by the Company through December 31, 1999. During January 2000, the Company settled a lawsuit with the four Albertson's locations and as a result, effective February 1, 2000 will no longer have gaming operations in these locations. The Company believes that the loss of the four locations will not have a material effect on the net financial results of the Company's Nevada route operations.

         Costs of gaming operations were $58.7 million for the six months ended December 31, 1999, an increase of $23.9 million or 68.7% from the historical six months ended December 31, 1998. The gaming operations acquired in the Powerhouse Acquisition contributed approximately $21.5 million to costs of gaming operations during the December 1999 six months. The remaining increase is due primarily to increased costs in the Nevada route as a result of increased revenues, and to a lesser extent, increased costs at the Colorado Central Station casino resulting from increased competition. On a pro forma basis, costs of gaming operations increased $14.9 million or 34.0% during the six months ended December 31, 1999 versus pro forma costs for the six months ended December 31, 1998. This increase is due primarily to the commencement of casino operations at the Sunland Park racetrack/casino in February 1999. Gaming operations gross margin decreased to 37.3% during the six months ended December 31, 1999 from 40.7% during the pro forma six months ended December 31, 1998. This is due primarily to the growth in Nevada route costs and the commencement of casino operations at the Sunland Park racetrack/casino, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. To a lesser extent, the decrease in gross margin is also the result of decreased margins at the Colorado Central Station Casino resulting from increased competition.

GAMING MACHINES AND SYSTEMS

         Revenues from gaming machines and systems were $90.9 million for the six months ended December 31, 1999, an increase of $26.9 million or 42.0% from the historical six months ended December 31, 1998. The gaming machines and systems operations acquired in the Powerhouse Acquisition accounted for approximately $26.1 million of revenue during the six months ended December 31, 1999. The remaining increase was a result of increased equity earnings in the Company's Joint Venture alliance with IGT, which, for accounting purposes, are recorded net of expense, offset by net decreases in revenues from the Company's stand-alone proprietary games. At December 31, 1999 there were more than 8,700 games, primarily Wheel of Fortune, operating within the Joint Venture, compared to more than 6,300 games at December 31, 1998.

         On a pro forma basis, revenues from gaming machines and systems for the six months ended December 31, 1999 decreased $3.9 million or 4.1% from the pro forma revenues for the six months ended December 31, 1998. This decrease is primarily a result of decreased machine sales in business operations acquired from Powerhouse, offset to some extent by the increase in revenues from proprietary games operations as discussed above. The decrease in machine sales in the acquired operations results both from large, non-recurring domestic and international machine sales during the six months ended December 31, 1998, and to a lesser extent, a decline in casino-market machine sales, as the Company lessens its focus on the casino gaming market. The decrease in machine sales is offset somewhat by increases in central system parts and service revenues.

         During the six months ended December 31, 1999, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike product, decreased 8.1% from the six months ended December 31, 1998. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period.

         The Company expects the trend of decreased year over year proprietary games revenue comparisons for stand-alone proprietary games to continue. The decline is attributable to the reduction of the installed base, resulting from the maturation of the stand-alone products and the effect of cannibalization by the Video Wheel of Fortune, primarily on the Wheel of Gold, as well as cannibalization by gaming products introduced by competitors. The Company expects the trend of increased year over year revenue comparisons for the Joint Venture to continue due to the popularity of the new Video Wheel of Fortune game, which was introduced during the quarter ended September 30, 1999.

         The gaming machines and systems operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have an effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

         Nevada gaming regulators have considered a proposed regulation that would prevent any slot machine from having cartoon characters, comic book characters or themes based on materials intended, marketed or used primarily by minors. During January 2000, Nevada gaming regulators approved amendments to the regulations prohibiting gaming device themes primarily intended or marketed for use by minors. The regulation will not effect any then current licensed gaming machines. The Company cannot predict the affect, if any, the amendments will have on any of its future gaming machines.

         During fiscal year 1999, a bill sponsored by the Nevada Resort Association was signed into law. The bill made provisions for increased regulatory review of wide area progressives, addressed market accessibility to games and required manufacturers and casino operators to pay their proportionate share of state gaming taxes on games placed in casinos on a revenue participation basis. This legislation has resulted in increased gaming tax expense associated with Nevada revenues in the Joint Venture, which as a result decreased the Company's earnings from the Joint Venture and, to a lesser extent, has increased gaming tax expense in the Company's stand-alone proprietary games operations outside of the Joint Venture.

         The Company has developed and has begun introducing conversion games to its casino customers. The Company, as well as Barcrest, an IGT subsidiary, continue to develop games to be introduced under what the Company calls the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. As of December 31, 1999 the Company has received regulatory approval in Nevada and several other jurisdictions for several different conversion games and has placed some of the games in casinos on a limited basis. The Company has also received regulatory approval in Nevada and several other jurisdictions that enables the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999 and has also placed some of the games in casinos on a limited basis. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 2000.

         Costs of gaming machines and systems were $28.6 million for the six months ended December 31, 1999, an increase of $11.5 million or 67.3% from the historical six months ended December 31, 1998. The gaming machines and systems operations acquired from Powerhouse accounted for the majority of the increase in historical costs by contributing approximately $12.8 million to costs of gaming machines and systems during the 1999 six months. The remaining decrease is due primarily to decreases in valuation allowances related to gaming machines within the Company's proprietary games operations, and to a lesser extent, decreases in royalty expenses as a result of decreased revenues from the Company's stand-alone games. On a pro forma basis, costs of gaming machines and systems decreased $6.6 million or 18.8% due to the decreased historical proprietary games costs and due to decreases in costs related to decreased revenues from the operations acquired from Powerhouse. Gaming machines and systems gross margin on a pro forma basis increased to 68.6% during the six months ended December 31, 1999 from 62.9% during the pro forma six months ended December 31, 1998. This is due primarily to the decrease in machine sales in business operations acquired from Powerhouse, which have achieved lower margins historically when compared to the margins achieved in the proprietary games operations.

LOTTERY SYSTEMS

         Revenues from lottery systems were $63.1 million for the six months ended December 31, 1999, an increase of $13.2 million or 26.5% on a pro forma basis from the pro forma revenues for the six months ended December 31, 1998. Prior to the Powerhouse acquisition, the Company had no lottery operations. The increase is due to increases in system and license revenues to foreign lottery jurisdictions during the six months ended December 31, 1999 as well as domestic lottery revenue increases. During the six months ended December 31, 1999, the Company continued work on its Switzerland contract implementation, and began the installation of a lottery system in the Leeward Islands. Domestically, increased revenues resulted both from contract re-negotiations and commencement of operations under the Company's on-line lottery contract with the Hoosier Lottery in Indiana. The resulting increase in revenue was partially offset by the loss of the Montana

Lottery, which provided revenue during the six months ended December 1998 and to a lesser extent, decreases in domestic on-line lottery service revenues resulting from decreased ticket sales.

         As is normal for businesses that involve sales of large system contracts, the consumation of sales and their timing are inherently uncertain. As a result, the Company could experience uneven revenues from period to period and may not consumate anticipated sales in any future period.

         Costs of lottery systems were $36.8 million during the six months ended December 31, 1999, an increase of $7.8 or 26.9% on a pro forma basis from the pro forma costs for the six months ended December 31, 1998. The gross margin on a pro forma basis decreased slightly to 41.6% in the 1999 six months versus 41.9% in the pro forma 1998 six months. Although the increased system sales in the six months ended December 31, 1999 quarter provide high margins, the margins on many domestic contracts have decreased, resulting in the overall consistency of year-over-year gross margins.

PARI-MUTUEL SYSTEMS

         Revenues from pari-mutuel systems were $10.1 million for the six months ended December 31, 1999, a decrease of $0.2 million or 1.9% on a pro forma basis from the pro forma revenues for the six months ended December 31, 1998. Prior to the Powerhouse acquisition, the Company had no pari-mutuel operations. Costs of pari-mutuel systems were $6.6 million for the six months ended December 31, 1999, which represents a slight increase in costs on a pro forma basis from the six months ended December 31, 1998.

OTHER COSTS

         Selling, general and administrative ("SG&A") expenses were $35.8 million for six months ended December 31, 1999, an increase of $24.1 million or 206.0% from the historical six months ended December 31, 1998. SG&A expenses as a percentage of total revenue increased to 13.9% during the six months ended December 31, 1999 compared to 9.3% during the historical six months ended December 31, 1998. During the six months ended December 31, 1999, businesses acquired from Powerhouse contributed $21.8 million of SG&A expenses. The remaining increase is due primarily to additional payroll and promotional costs at the Company's Colorado Central Station Casino, increased legal and bad debt costs in the Company's proprietary games operations, and increased legal and payroll expenses at the corporate level. On a pro forma basis, SG&A expenses for the six months ended December 31, 1999 increased $4.7 million or 15.1% over the pro forma six months ended December 31, 1998, due primarily to the historical increase noted above, as well as the commencement of casino operations at Sunland Park and to a lesser extent, increased labor costs and professional fees in the lottery systems operations.

         Research and development ("R&D") expenses were $8.6 million for the six months ended December 31, 1999, an increase of $9.5 million from the historical six months ended December 31, 1998. During the six months ended December 31, 1999, businesses acquired from Powerhouse contributed $7.1 million of R&D expenses. The remaining increase resulted primarily from a one-time settlement received from the Ontario provincial government in the prior year, which reduced total R&D expense for the six months ended December 31, 1998. The Province of Ontario has mandated that the terms of the settlement be held in confidence. On a pro forma basis, R&D expenses for the six months ended December 31, 1999 increased $4.6 or 115.0% from the pro forma six months ended December 31, 1998, resulting from increased R&D expenses of the acquired operations within the gaming machines and systems operations, as well as the historical increase noted above. In addition to the R&D expenses reflected on the Company's financial statements, R&D costs related to the Joint Venture are accounted for on the books of the Joint Venture and are not included in the amounts disclosed as R&D in the Company's financial statements.

         Depreciation and amortization expense was $24.2 million for the six months ended December 31, 1999, an increase of $16.1 million or 198.8% from the historical six months ended December 31, 1998. During the six months ended December 31, 1999, businesses acquired from Powerhouse contributed $14.2 million in depreciation and amortization expense. The remaining historical increase resulted from increased depreciation expense incurred in the proprietary games operations. On a pro forma basis, depreciation and amortization for the six months ended December 31, 1999 increased $4.1 million or 20.4% from the pro forma six months ended December 31, 1998 due primarily to increased depreciation & amortization expense incurred in the gaming operations and machines & systems operations, and to a lesser extent, the lottery systems operations acquired from Powerhouse.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $58.4 million for the six months ended December 31, 1999, an increase of $2.8 million or 5.0% on a historical basis and a $0.6 million decrease or 1.0% on a pro forma basis from the six months ended December 31, 1998. As a percentage of total revenues, income from operations decreased to 22.7% during the six months ended December 31, 1999 from 44.0% historical and 25.8% pro forma for the six months ended December 31, 1998.

         OTHER INCOME (EXPENSE). Interest income was $1.0 million for the six months ended December 31, 1999 versus $1.9 million for the historical six months ended December 31, 1998. The reduction is due to decreased cash balances for investment as a result of cash spending for the Powerhouse acquisition. Interest expense of $7.8 million for the six months ended December 31, 1999 is the result of borrowings associated with the Powerhouse Acquisition. There was no historical interest expense incurred in the six months ended December 31, 1998.

         NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $31.1 million for six months ended December 31, 1999, a decrease of $4.6 million or 12.9% from the historical six months ended December 31, 1998. On a pro forma basis, net income for the six months ended December 31, 1999 decreased $0.7 million or 2.2% from the pro forma six months ended December 31, 1998. Diluted earnings per share of $2.55 for the six months ended December 31, 1999 increased $.03 or 1.3% from the pro forma six months ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. At December 31, 1999, the Company maintained $26.6 million in cash and equivalents, $51.5 million in working capital, and $67.0 million available under a reducing revolving credit facility, compared with cash and cash equivalents at June 30, 1999 of $32.8 million and working capital of $28.9 million.

         During the six months ended December 31, 1999, operating activities provided $19.2 million in cash flows on $31.1 million in net income, compared with $31.7 million in cash flows on $35.7 million in net income during the historical six months ended December 31, 1998.

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

         In September 1999, the Company announced the signing of a development and management agreement with the Pala Band of Mission Indians ("the Tribe") to develop and assist in obtaining financing for the construction of a casino and entertainment facility near San Diego, California. The agreements have been submitted to the National Indian Gaming Commission for approval. The development is subject to the approval of a proposed amendment to the California Constitution that will be voted on in March 2000 and the receipt of various other regulatory and licensing approvals.

         It is anticipated that the financing for the project will be in the form of a credit facility with a commercial bank of approximately $100 million. The Company expects to provide an unconditional guaranty of payment and performance of the debt, so long as the management agreement is in place. The guaranty is expected to be removed no sooner than six months after the opening of the casino if certain financial thresholds are met. The Company will render management services for the facility for seven years after the completion of construction. Also under the terms of the agreements, the Company has committed to advance on behalf of the Tribe up to $2.0 million to facilitate activities related to the development of the project. The advances will be reimbursed to the Company, plus interest, upon the Tribe securing the permanent financing for the project. As of December 31, 1999, the Company has advanced $968,000 on behalf of the Tribe, which is included in accounts and notes receivable, net on the Company's balance sheet. The aforementioned agreements are all subject to the receipt of various regulatory and licensing approvals.

         In October 1999, the Company made a $22 million equity contribution to the Joint Venture with IGT to fund certain contractual expenditures. The contribution was funded through additional borrowings on the Company's credit facility.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA for the six months ended December 31, 1999 was $82.5 million, an increase of $19.0 million or 29.9% from $63.5 million for the historical six months ended December 31, 1998. On a pro forma basis, EBITDA increased $3.4 million or 4.3% from $79.1 million for the pro forma six months ended December 31, 1998.

         EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), and is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of the Company to service its debt. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

         CAPITAL EXPENDITURES. During the six months ended December 31, 1999, the Company spent $30.0 million on capital expenditures in addition to $7.6 million on intangible assets. Capital expenditures were primarily incurred for the manufacture of lottery systems and equipment for the Florida, Indiana and Pennsylvania lottery contracts and to a lesser extent, the purchase of gaming devices and equipment for use in its proprietary games operations. Intangible expenditures were incurred primarily for lottery contract implementations. In the historical six months ended December 31, 1998, the Company spent $10.6 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

         The Company selectively pursues opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new domestic and/or international lottery contracts, and depending on the size of the jurisdictions served, the Company may be required to secure additional funding for the related capital expenditures. The lottery systems segment operates in a capital-intensive industry, in which wagering terminals, computer systems, and applications and communications software must be installed throughout a jurisdiction, often beginning up to one year before revenues are earned on the long-term contract. When a new jurisdiction is added to the Company's customer base, capital required to obtain and install hardware and software can be significant. Generally, initial contract terms are from 5 to 7 years, often with 1 to 3 year extension options. Upon expiration of a contract and its extensions, the jurisdiction typically requires vendors to re-bid their services and replace existing equipment with new equipment. An incumbent vendor may have some benefit due to the communications infrastructure already in place, but most often, a significant portion of the initial capital expenditures must be replaced upon the re-awarding of a lottery contract.

         STOCK REPURCHASE. During the quarter ended December 31, 1999, the Company repurchased 59,700 shares of its common stock at a cost of $3.4 million. The Company did not repurchase any of its common stock during the quarter ended September 30, 1999. In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of Common Stock. The board of directors authorized additional repurchases of up to 513,975 shares in December 1997 and 640,400 shares in October 1998. As of December 31, 1999, the Company had repurchased 1,844,375 shares of Common Stock at a cost of $93.3 million. At December 31, 1999 there was a balance of 310,000 authorized shares remaining under the repurchase program.

         WORKING CAPITAL REQUIREMENTS. In addition to cash requirements needed for the purchase and construction of capital equipment and the implementation of long-term lottery contracts, working capital is necessary to finance customer receivables and inventory levels. At December 31, 1999, notes receivable from customers relating to product sales within the gaming machines and systems segment totaled $12.9 million. Because management expects continued growth of this segment, it intends to continue financing sales when advantageous to the Company, which may result in increased receivable balances. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of the Company's customer notes range from one to two years, with interest rates of up to 14%. Certain international and domestic receivables have repayment periods of up to nine years.

         The Company continually seeks opportunities to expand its gaming oriented businesses in new and existing gaming jurisdictions and is currently pursuing additional opportunities in Native American gaming in California. If successful in pursuing another opportunity in any gaming oriented business and depending on the amount of funding required, the Company may be required to obtain additional financing and/or restructure its current financing.

YEAR 2000

         The Company has conducted a comprehensive review of its computers and other systems deemed to be date sensitive (as well as those of its unconsolidated affiliates) to assess its exposure to the Year 2000 Problem. Management believes that the Company's critical systems were Year 2000 compliant as of December 31, 1999.

         The Company believes that no material adverse impact has occurred on its production capabilities, processes or other operational departments reliant on computer systems resulting from the Year 2000 issues. The Company also believes that there is no material impact from the Year 2000 issues on its consolidated financial position, results of operations or cash flows. However, certain ongoing risks exist relative to the non-compliance of third parties with operational significance to the Company. Accordingly, there can be no assurance that the Company will not be adversely impacted in the future by Year 2000 issues.

         To date, the Company has incurred approximately $0.5 million of costs directly associated with the Year 2000 readiness. The future costs associated with Year 2000 compliance are not anticipated to be material to the Company's consolidated financial position, results of operations or cash flows.

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

         On January 28, 2000 the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and Anchor Gaming's subsidiary, Automated Wagering International, Inc. ("AWI"), on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result an automatic stay of the prior order took place. AWI also intends to file a notice of appeal of the Leon County Circuit Court ruling. AWI will continue to provide its on-line gaming services and products to the Lottery under the terms of the amended contract or, if necessary, under an interim contract. Anchor Gaming will vigorously defend and protect its rights under this lottery agreement. There can be no assurance, however, that Anchor's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to Anchor Gaming.

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


                                        ANCHOR GAMING
                                        (Registrant)


Date   February 14, 2000                /s/Michael D. Rumbolz
     ---------------------              ---------------------
                                        Michael D. Rumbolz
                                        Chief Executive Officer and
                                        President



Date   February 14, 2000                /s/Geoffrey A. Sage
     ---------------------              --------------------
                                        Geoffrey A. Sage
                                        Chief Financial Officer and
                                        Treasurer

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