Form 10-Q
period 2000-03-31
ANCHOR GAMING
filed 2000-05-15
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
    [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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


(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ----

Shares outstanding of each of the registrant's classes of common stock as of May 12, 2000:

     Class                                       Outstanding as of May 12, 2000
     -----                                       ------------------------------
Common stock, $.01 par value                                11,504,207

                                  ANCHOR GAMING

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                   PAGE NO.
                                                                                   --------

Part I.       Financial Information
   Item 1.    Consolidated Condensed Financial Statements

              Consolidated Condensed Balance Sheets at
              March 31, 2000 and June 30, 1999 (unaudited)                            2

              Consolidated Condensed Statements of
              Income for the three months ended
              March 31, 2000 and 1999 (unaudited)                                     3

              Consolidated Condensed Statements of
              Income for the nine months ended
              March 31, 2000 and 1999 (unaudited)                                     4

              Consolidated Condensed Statements of Cash
              Flows for the nine months ended
              March 31, 2000 and 1999 (unaudited)                                     5

              Notes to Consolidated Condensed Financial Statements (unaudited)        6

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    14

   Item 3.    Quantitative and Qualitative Disclosure about Market Risk              28

Part II.      Other Information

   Item 1.    Legal Proceedings                                                      30

   Item 6.    Exhibits                                                               31

Signatures                                                                           32



PART I. FINANCIAL INFORMATION
  ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

ANCHOR GAMING
CONSOLIDATED CONDENSED                                                                  March 31,               June 30,
BALANCE SHEETS (Unaudited)                                                                2000                    1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS

Current assets:
    Cash and cash equivalents                                                       $        33,157         $        32,835
    Accounts and notes receivable, net                                                       44,070                  38,526
    Inventory, net                                                                           23,626                  21,375
    Other current assets                                                                     16,096                   8,928
                                                                                    ----------------        ----------------
      Total current assets                                                                  116,949                 101,664
Property and equipment, net                                                                 193,646                 188,048
Goodwill, net                                                                               118,043                 117,436
Other intangible assets, net                                                                 43,673                  34,520
Investments in unconsolidated affiliates                                                     59,635                  29,053
Other long-term assets                                                                       20,526                  36,448
                                                                                    ----------------        ----------------
      Total assets                                                                  $       552,472          $      507,169
                                                                                    ================        ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                $        27,819         $        21,073
    Current portion of long-term debt                                                         1,647                   4,051
    Income tax payable                                                                        7,435                   5,146
    Other current liabilities                                                                31,843                  42,486
                                                                                    ----------------        ----------------
      Total current liabilities                                                              68,744                  72,756
Long-term debt, net of current portion                                                      228,922                 212,805
Minority interest in consolidated subsidiary                                                  1,322                   1,255
                                                                                    ----------------        ----------------
      Total liabilities and minority interest in consolidated subsidiary                    298,988                 286,816
                                                                                    ----------------        ----------------
Stockholders' equity:
    Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares
      issued and outstanding at March 31, 2000 and June 30, 1999                                 -                        -
    Common stock, $.01 par value, 50,000,000 shares authorized,
      14,028,350 issued and 11,538,707 outstanding at March 31, 2000,
      13,841,750 issued and 11,866,307 outstanding at June 30, 1999                            140                      138
    Treasury stock at cost, 2,489,643 shares at March 31, 2000
      and 1,975,443 at June 30, 1999                                                       (113,865)                (93,043)
    Additional paid-in capital                                                              123,730                 116,854
    Retained earnings                                                                       243,479                 196,404
                                                                                    ----------------        ----------------
      Total stockholders' equity                                                            253,484                 220,353
                                                                                    ----------------        ----------------

      Total liabilities and stockholders' equity                                    $       552,472         $       507,169
                                                                                    ================        ================


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.


ANCHOR GAMING                                                                            Three months ended March 31,
                                                                                    ----------------------------------------
CONSOLIDATED CONDENSED
STATEMENTS OF INCOME (Unaudited)                                                         2000                    1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Revenues:
    Gaming operations                                                               $         48,787        $        30,726
    Gaming machines and systems                                                               41,547                 29,094
    Lottery systems                                                                           30,607                      -
    Pari-mutuel systems                                                                        4,520                      -
                                                                                    ----------------        ----------------
         Total revenues                                                                      125,461                 59,820
                                                                                    ----------------        ----------------
Costs of revenues:
    Gaming operations                                                                         33,018                 17,555
    Gaming machines and systems                                                                7,665                  7,899
    Lottery systems                                                                           17,175                      -
    Pari-mutuel systems                                                                        3,140                      -
                                                                                    ----------------        ----------------
         Total costs of revenues                                                              60,998                 25,454
                                                                                    ----------------        ----------------
Gross margin                                                                                  64,463                 34,366
                                                                                    ----------------        ----------------
Other costs:
    Selling, general and administrative                                                       16,769                  6,248
    Research and development                                                                   4,125                  1,141
    Depreciation and amortization                                                             12,829                  4,526
                                                                                    ----------------        ----------------
         Total other costs                                                                    33,723                 11,915
                                                                                    ----------------        ----------------
Income from operations                                                                        30,740                 22,451
                                                                                    ----------------        ----------------
Other income (expense):
    Interest income                                                                              521                    918
    Interest expense                                                                          (4,348)                     -
    Other income                                                                                  53                     53
    Minority interest in earnings of consolidated subsidiary                                    (111)                  (174)
                                                                                    ----------------        ----------------
         Total other income (expense)                                                         (3,885)                   797
                                                                                    ----------------        ----------------
Income before provision for income taxes                                                      26,855                 23,248
Income tax provision                                                                          10,842                  8,776
                                                                                    ================        ================
Net income                                                                          $         16,013        $        14,472
                                                                                    ================        ================



Basic earnings per share                                                            $          1.35         $          1.20
                                                                                    ================        ================
Weighted average shares outstanding                                                           11,894                 12,063
                                                                                    ================        ================


Diluted earnings per share                                                          $          1.33         $          1.18
                                                                                    ================        ================
Weighted average common and common equivalent
    shares outstanding                                                                        12,038                 12,304
                                                                                    ================        ================

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.


ANCHOR GAMING                                                                             Nine months ended March 31,
                                                                                    ----------------------------------------
CONSOLIDATED CONDENSED
STATEMENTS OF INCOME (Unaudited)                                                         2000                    1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


Revenues:
    Gaming operations                                                                $     142,354            $      93,156
    Gaming machines and systems                                                            132,473                   93,104
    Lottery systems                                                                         93,684                        -
    Pari-mutuel systems                                                                     14,645                        -
                                                                                    ----------------        ----------------
         Total revenues                                                                    383,156                  186,260
                                                                                    ----------------        ----------------
Costs of revenues:
    Gaming operations                                                                       91,714                   52,382
    Gaming machines and systems                                                             36,257                   25,034
    Lottery systems                                                                         53,983                        -
    Pari-mutuel systems                                                                      9,697                        -
                                                                                    ----------------        ----------------
         Total costs of revenues                                                           191,651                   77,416
                                                                                    ----------------        ----------------
Gross margin                                                                               191,505                  108,844
                                                                                    ----------------        ----------------
Other costs:
    Selling, general and administrative                                                     52,597                   17,990
    Research and development                                                                12,703                      193
    Depreciation and amortization                                                           37,057                   12,598
                                                                                    ----------------        ----------------
         Total other costs                                                                 102,357                   30,781
                                                                                    ----------------        ----------------
Income from operations                                                                      89,148                   78,063
                                                                                    ----------------        ----------------
Other income (expense):
    Interest income                                                                          1,533                    2,829
    Interest expense                                                                       (12,163)                       -
    Other income                                                                               260                      236
    Minority interest in earnings of consolidated subsidiary                                  (445)                    (538)
                                                                                    ----------------        ----------------
         Total other income (expense)                                                      (10,815)                   2,527
                                                                                    ----------------        ----------------
Income before provision for income taxes                                                    78,333                   80,590
Income tax provision                                                                        31,258                   30,423
                                                                                    ----------------        ----------------
Net income                                                                           $      47,075            $      50,167
                                                                                    ================        ================


Basic earnings per share                                                             $        3.94            $        4.09
                                                                                    ================        ================
Weighted average shares outstanding                                                         11,940                   12,254
                                                                                    ================        ================

Diluted earnings per share                                                           $        3.88            $        4.00
                                                                                    ================        ================
Weighted average common and common equivalent
    shares outstanding                                                                      12,140                   12,537
                                                                                    ================        ================


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.



ANCHOR GAMING
CONSOLIDATED CONDENSED                                                                    Nine months ended March 31,
                                                                                    ----------------------------------------
STATEMENTS OF CASH FLOWS (Unaudited)                                                     2000                    1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)


Net cash provided by operating activities                                           $        82,366         $        61,507
                                                                                    ----------------        ----------------
Cash flows from investing activities:
    Expenditures for property and equipment                                                 (42,404)                (12,021)
    Expenditures for intangible assets and other assets                                     (12,283)                    (72)
    Proceeds from sales of assets                                                               359                       -
    Issuance of notes receivable                                                               (196)                   (859)
    Principal reductions on notes receivable                                                    843                     161
    Advances to joint venture                                                               (22,000)                      -
    Change in restricted cash deposits                                                       (1,695)                      -
    Other investing activities related to the Powerhouse acquisition                         (2,706)                      -
                                                                                    ----------------        ----------------
      Net cash used in investing activities                                                 (80,082)                (12,791)
                                                                                    ----------------        ----------------
Cash flows from financing activities:
    Proceeds from borrowing                                                                  48,500                       -
    Repayment of long-term debt                                                             (34,797)                      -
    Proceeds from sale of stock                                                               5,156                     284
    Payments to acquire treasury stock                                                      (20,821)                (32,853)
                                                                                    ----------------        ----------------
      Net cash used in financing activities                                                  (1,962)                (32,569)
                                                                                    ----------------        ----------------
Net increase in cash and cash equivalents                                                       322                  16,147
Cash and cash equivalents, beginning of period                                               32,835                  73,187
                                                                                    ================        ================
Cash and cash equivalents, end of period                                            $        33,157         $        89,334
                                                                                    ================        ================



Supplemental disclosure of cash flow information:

      Cash paid for interest                                                        $        11,849         $             -
                                                                                    ================        ================
      Cash paid for income taxes                                                    $        20,143         $        42,431
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

     BASIS OF PRESENTATION

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three-month and nine-month periods ended March 31, 2000 and 1999 and its financial position at March 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 1999. The operating results for the three months and nine months and cash flows for the nine months ended March 31, 2000 are not necessarily indicative of the results that will be achieved in future periods.

     INVESTMENTS IN UNCONSOLIDATED AFFILIATE

         The Company has a 50% interest in a joint venture (the "Joint Venture") with International Game Technology ("IGT") accounted for as an investment in an unconsolidated affiliate under the equity method of accounting. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the affiliate. The primary business of the Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Joint Venture and related activities are included in gaming machines and systems revenue. The Joint Venture operates on a September 30 year-end. Included in the March 31, 2000 accounts receivable and accounts payable balances, are $11.5 million and $11.9 million, respectively, related to the Company's Joint Venture operations. Summarized results of operations for the Joint Venture are as follows:


                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                          --------------------------  ------------------------------
(IN THOUSANDS)                            MARCH 31,      MARCH 31,    MARCH 31,          MARCH 31,
                                             2000          1999         2000               1999
---------------------------------------- ------------- -------------- --------------- --------------
Revenues                                     $ 90,412      $ 70,269       $244,242        $215,809
Expenses                                       41,912        35,137        116,269         107,407
Operating income                               48,500        35,132        127,973         108,402
Net income                                     49,561        35,633        131,021         109,773



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

     EARNINGS PER SHARE

         A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:


                                               THREE MONTHS ENDED                      THREE MONTHS ENDED
                                                 MARCH 31, 2000                          MARCH 31, 1999
                                     --------------------------------------  --------------------------------------
                                                                 PER SHARE                               PER SHARE
                                        INCOME       SHARES       AMOUNT        INCOME        SHARES       AMOUNT
                                     ------------  -----------  ------------  ----------   ------------ -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Basic EPS:
    Net Income                           $ 16,013       11,894   $     1.35  $    14,472       12,063   $     1.20
  Effect of Dilutive Securities:
    Options                                                144        (0.02)                      241        (0.02)
                                     ------------  -----------  ------------  ----------   ------------ -----------
  Diluted EPS:

    Net Income                           $ 16,013       12,038   $     1.33  $    14,472       12,304   $     1.18
                                     ------------  -----------  ------------  ----------   ------------ -----------

                                               NINE MONTHS ENDED                       NINE MONTHS ENDED
                                                 MARCH 31, 2000                          MARCH 31, 1999
                                       -------------------------------------   -------------------------------------
                                                                 PER SHARE                               PER SHARE
                                        INCOME       SHARES       AMOUNT         INCOME       SHARES       AMOUNT
                                       ----------   ----------  ------------   ----------    ---------   -----------
  Basic EPS:
    Net Income                           $ 47,075       11,940       $ 3.94      $ 50,167       12,254       $ 4.09
  Effect of Dilutive Securities:
    Options                                                200        (0.06)                       283        (0.09)
                                       ----------   ----------  -----------    ----------    ---------   ----------
  Diluted EPS:
    Net Income                           $ 47,075       12,140       $ 3.88      $ 50,167       12,537       $ 4.00
                                       ==========   ==========  ===========    ==========    =========   ==========

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

     RECLASSIFICATIONS

         Certain amounts in the consolidated condensed financial statements for the three and nine months ended March 31, 1999 have been reclassified to be consistent with the presentation used for the three and nine months ended March 31, 2000.

     RECENTLY ISSUED ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier application is encouraged. This statement may not be applied retroactively. In fiscal 2000, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The interest rate swap agreement will have to be accounted for under the provisions of SFAS No. 133 effective July 1, 2000. Management does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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

         The Powerhouse Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of any acquired company are included in the acquirer's financial statements from the date of acquisition. Accordingly, the results of operations and cash flows for the three and nine months ended March 31, 1999 do not include any results of operations or cash flows of Powerhouse. The following summarized unaudited pro forma financial information assumes the Powerhouse Acquisition occurred as of July 1, 1998. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, interest income, depreciation and amortization and income taxes. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the Powerhouse Acquisition had occurred on July 1, 1998 or that may be obtained in the future.


                                                                 PRO FORMA                    PRO FORMA
                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
(IN THOUSANDS, EXCEPT PER SHARE DATA)                         MARCH 31, 1999                MARCH 31, 1999
------------------------------------------------------- ---------------------------- ----------------------------
Revenues                                                       $     115,160                $     343,987
Costs of revenues                                                     59,897                      174,518
                                                             ---------------               --------------
Gross margin                                                          55,263                      169,469
Other costs:
    Selling, general and administrative                               16,083                       47,154
    Research and development                                           3,537                        7,576
    Depreciation and amortization                                     10,505                       30,611
                                                             ---------------              ---------------
Income from operations                                                25,138                       84,128
                                                             ---------------              ---------------
Net income                                                     $      13,625                $      45,459
                                                             ===============              ===============
Earnings per share:
    Basic                                                      $        1.13                $        3.71
    Diluted                                                    $        1.11                $        3.63



         The Company is continuing its efforts to finalize its evaluation of the fair values of the assets and liabilities acquired in the Powerhouse Acquisition. During the nine months ended March 31, 2000, the Company made adjustments to the fair values of pre-acquisition contingent liabilities for litigation and other items, liabilities for employee terminations, accrued liabilities for costs to exit activities, and certain other assets and liabilities of approximately $3.7 million. Additional adjustments to the fair values of assets and liabilities acquired, similar in nature to those recorded during the nine months ended March 31, 2000, could occur in the fourth quarter of fiscal 2000.

3.     BUSINESS SEGMENTS

         The Company operates primarily in four business segments as follows: gaming operations, which includes the operation of two casinos in Colorado, slot routes in Nevada and Montana, and a racetrack/casino in New Mexico; gaming machines and systems, which includes the design, development, and distribution of proprietary gaming machines and the design, manufacture, and sale of video gaming machines and central control systems; lottery systems, which includes the design, manufacture, sale, installation, and operation of on-line lottery systems; and pari-mutuel systems, which includes the design, manufacture, sale, installation, and operation of computerized pari-mutuel wagering systems primarily for horse and dog racing tracks. The Company had no lottery or pari-mutuel systems revenues prior to the Powerhouse Acquisition. Revenues and income (loss) for these segments are as follows:



                                                       THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            MARCH 31,                          MARCH 31,
(IN THOUSANDS)                                       2000              1999             2000              1999
---------------------------------------------- ----------------- ----------------- ---------------- ------------------

Revenues:
     Gaming operations                            $     48,787     $      30,726      $    142,354      $     93,156
     Gaming machines and systems                        41,547            29,094           132,473            93,104
     Lottery systems                                    30,607                 -            93,684                 -
     Pari-mutuel systems                                 4,520                 -            14,645                 -
                                                ---------------   ---------------- ---------------- -------------------
                                                  $    125,461     $      59,820      $    383,156      $    186,260
                                                ===============   ================ ================ ===================


Income (loss) from operations:
     Gaming operations                            $      7,694     $       7,559      $     25,789      $     24,825
     Gaming machines and systems                        22,444            16,134            61,607            54,449
     Lottery systems                                     5,123                 -            14,791                 -
     Pari-mutuel systems                                  (462)                -              (421)                -
     General corporate expenses                         (4,059)           (1,242)          (12,618)           (1,211)
                                                ---------------   ---------------- ---------------- -------------------
                                                 $      30,740     $      22,451     $      89,148     $      78,063
                                                ===============   ================ ================ ===================



                                                   MARCH 31,            JUNE 30,
(IN THOUSANDS)                                        2000                1999
---------------------------------------------- ------------------- -------------------
Identifiable segment assets:
       Gaming operations                            $    120,361       $     102,528
       Gaming machines and systems                       160,213             142,736
       Lottery systems                                   106,108              77,616
       Pari-mutuel systems                                21,629              23,601
       Corporate                                          26,926              44,811
      Unallocated intangibles                            117,235             115,877
                                                ------------------ -------------------
                                                    $    552,472       $     507,169
                                                ================== ===================

4.       INVENTORY

         All inventories are stated at the lower of cost (first-in, first-out) or market. Inventories, net of valuation reserves, are as follows:

                                     MARCH 31,          JUNE 30,
(IN THOUSANDS)                          2000              1999
---------------------------------------------------------------------

Manufacturing:
 Raw materials                    $          5,484   $         5,258
 Work-in-process                               278             1,795
 Finished goods                             12,862            10,531
Other finished goods                         5,002             3,791
                                  ----------------   ---------------
                                  $         23,626   $        21,375
                                  ================   ===============

5.       PROPERTY & EQUIPMENT
         (IN THOUSANDS)

         Property and equipment of $193,646 and $188,048 at March 31, 2000 and June 30, 1999 are net of accumulated depreciation of $73,162 and $43,468, respectively.

6.       GOODWILL & OTHER INTANGIBLE ASSETS
        (IN THOUSANDS)

         Goodwill of $118,043 and $117,346 at March 31, 2000 and June 30, 1999
are net of accumulated amortization of $4,258 and $1,352, respectively. Other intangible assets of $43,673 and $34,520 at March 31, 2000 and June 30, 1999 are net of accumulated amortization of $3,205 and $1,800, respectively.

7.       OTHER CURRENT LIABILITIES

         Other current liabilities are as follows:

                                            MARCH 31,         JUNE 30,
  (IN THOUSANDS)                              2000              1999
  -----------------------------------------------------------------------

  Labor, compensation and benefits           $  10,808         $  11,160
  Employee commissions and royalties             3,287             2,600
  Merger related accruals                            -            11,541
  Accrued taxes and licenses                     4,658             2,874
  Other accrued expenses                        13,090            14,311
                                          ------------      -------------
                                             $  31,843         $  42,486
                                          ============      =============


8.       COMMITMENTS AND CONTINGENCIES

         LITIGATION

         In February 1999, the Company and the Joint Venture filed an action in U.S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's secondary-event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the Company's lawsuit by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon State Circuit Court against the Company and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon State Circuit Court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

         Several securities class action lawsuits have been filed against the Company and certain of its current and former officers and directors. The lawsuits have been brought on behalf of certain purchasers of the stock of the Company and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts about the Company over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgment in favor of Anchor Gaming. The consolidated state action, captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and the Company intends to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

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

         On January 28, 2000 the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and AWI, on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result, an automatic stay of the prior order took place. The Lottery and AWI filed an appeal on March 27, 2000. On April 5, 2000, GTECH filed a motion to strike these appeals. On April 26, 2000, the Court of Appeals granted GTECH's motion to strike in part. AWI has until May 16, 2000, to file an amended appeal. AWI continues to provide its on-line gaming services and products to the Lottery under the terms of the amended contract. Anchor Gaming will vigorously defend and protect its rights under this lottery agreement. There can be no assurance, however, that Anchor's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to Anchor Gaming.

         On February 17, 2000, the Company filed a complaint in U.S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questions certain specified accounting practices that were used prior to the acquisition.

         The Company is party to several routine lawsuits arising from normal operations. Management does not believe that the outcome of such litigation will have a material adverse effect on the consolidated financial statements of the Company.

     FUNDING COMMITMENTS

         In September 1999, the Company announced the signing of a development and management agreement with the Pala Band of Mission Indians ("the Tribe") to develop and assist in obtaining financing for the construction of a casino and entertainment facility near San Diego, California. The agreements have been submitted to the National Indian Gaming Commission for approval. The development is subject to the receipt of various regulatory and licensing approvals.

         The Tribe will finance the project with a $100 million credit facility, which will include an Anchor guaranty relative to both the completion of the project and the repayment of the bank debt. At a minimum, the guaranty is expected to be in place for the period ending with the later of two years from the closing of the loan or one year following the commencement of gaming, after which it may be removed if certain financial and non-financial measures are met. The Company will render management services for the facility for seven years, subject to National Indian Gaming Commission approval, after the completion of construction. Also under the terms of the agreements, the Company has committed to advance, on behalf of the Tribe, funds to facilitate activities related to the development of the project. The advances will be reimbursed to the Company, plus interest, upon the Tribe securing the permanent financing for the project. As of March 31, 2000, the Company has advanced $2.8 million on behalf of the Tribe, which is included in accounts and notes receivable, net on the Company's balance sheet. The aforementioned agreements are all subject to the receipt of various regulatory and licensing approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21e OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN ANY OF ITS FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN THE COMPANY'S FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ANCHOR'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 1999 AND ITS FORMS 10-Q FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND DECEMBER 31, 1999. THESE REPORTS MAY BE OBTAINED FREE OF CHARGE AT THE WEBSITE OF THE SECURITIES AND EXCHANGE COMMISSION AT http://www.sec.gov. ANCHOR GAMING ENCOURAGES THE REVIEW OF SUCH REPORTS.

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

         PARI-MUTUEL SYSTEMS, which includes the design, manufacture, sale, installation and operation of computerized pari-mutuel wagering systems primarily for horse and dog racing tracks.

         The Powerhouse Acquisition was accounted for using the purchase method of accounting. As a result, the historical operating results and cash flows of the Company for the three and nine months ended March 31, 1999 do not include any operating results or cash flows for the operations acquired in the Powerhouse Acquisition. The following table sets forth pro forma revenues and costs of revenues by business segment for the three and nine months ended March 31, 1999 as if the Powerhouse Acquisition occurred on July 1, 1998. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the Powerhouse Acquisition had occurred on July 1, 1998 or that may be obtained in the future.


                                                PRO FORMA THREE MONTHS ENDED           PRO FORMA NINE MONTHS ENDED
                                                       MARCH 31, 1999                        MARCH 31, 1999
                                            ----------------------------------------------------------------------------
                                                                   COSTS OF
(IN THOUSANDS)                                  REVENUES           REVENUES            REVENUES      COSTS OF REVENUES
------------------------------------------------------------------------------------------------------------------------
   Gaming operations                       $          39,757  $          24,641   $         113,606  $          68,433
   Gaming machines and systems                        44,879             16,136             139,649             51,317
   Lottery systems                                    26,038             16,123              75,910             45,081
   Pari-mutuel systems                                 4,486              2,997              14,822              9,687
                                           -----------------  -----------------   -----------------  -------------------
         Total                             $         115,160  $          59,897   $         343,987  $         174,518
                                           =================  ==================  =================  ===================

         The following table sets forth the percentage of Anchor's total historical and pro forma revenues attributable to each of its operating segments during the three and nine months ended March 31, 2000 and 1999. The table also presents the gross margin of each of its operating segments for the same periods.

                                                     Three Months Ended                  Nine Months Ended
                                                          March 31,                          March 31,
                                              -------------------------------   --------------------------------
                                              2000       1999(a)     1999(b)      2000       1999(a)     1999(b)
SOURCES OF REVENUES:
   Gaming operations                           38.9%       51.4%       34.5%       37.2%       50.0%       33.0%
   Gaming machines and systems                 33.1        48.6        39.0        34.6        50.0        40.6
   Lottery systems                             24.4           -        22.6        24.5           -        22.1
   Pari-mutuel systems                          3.6           -         3.9         3.7           -         4.3
                                              -------   ---------   ----------  ----------  ---------  ---------
      Total revenues                          100.0%      100.0%      100.0%      100.0%      100.0%      100.0%
                                              =======   =========   ==========  ==========  =========  =========

GROSS MARGIN:
   Gaming operations                           32.3%       42.9%       38.0%       35.6%       43.8%       39.8%
   Gaming machines and systems                 81.6        72.9        64.0        72.6        73.1        63.3
   Lottery systems                             43.9           -        38.1        42.4           -        40.6
   Pari-mutuel systems                         30.5           -        33.2        33.8           -        34.6

      Total consolidated gross margin          51.4%       57.4%       48.0%       50.0%       58.4%       49.3%

-----------------------------

(a)  Historical

(b)  Pro forma, presented as if the Powerhouse Acquisition occurred on July 1,
     1998

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

GAMING OPERATIONS

         Total revenues from gaming operations were $48.8 million for the quarter ended March 31, 2000, an increase of $18.1 million or 59% from the historical quarter ended March 31, 1999. The gaming operations acquired in the Powerhouse Acquisition accounted for the majority of the increase in historical revenues by contributing approximately $17.4 million to revenue for the quarter ended March 31, 2000. On a pro forma basis, revenues from gaming operations for the quarter ended March 31, 2000 increased $9.0 million or 23% from pro forma revenues for the quarter ended March 31, 1999. This increase is primarily due to increased revenues at the Sunland Park racetrack/casino acquired in the Powerhouse Acquisition, which commenced casino operations in February 1999.

         Two casinos opened near the Colorado Central Station during 1998, another in February 2000, and another in March 2000. The Company is also aware of other casino projects in various stages of planning in the Black Hawk/Central City market. The Company cannot predict the effect, if any, that the proposed casino openings will have on the Company's Colorado casino operations. The Company expects that the increased competition from new and proposed casino operations will have a continued negative effect on revenues as well as on the costs of gaming operations, such as marketing and promotions and costs related to retaining and recruiting employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. The Company expects this seasonal trend to continue.

         During the fourth quarter of fiscal 1999, the Company received a termination letter from Albertson's, one of its Nevada slot route customers, due to a change in ownership effective August 31, 1999. The Company filed for an injunctive relief requesting to continue to operate in the locations with certain contract modifications. The 59 machines in the four Albertson's locations were in operation by the Company through December 31, 1999. During January 2000, the Company settled a lawsuit with the four Albertson's locations and as a result, effective February 1, 2000 no longer has gaming operations in these locations. The Company believes that the loss of the four locations will not have a material effect on the net financial results of the Company's Nevada route operations.

         Costs of gaming operations were $33.0 million for the quarter ended March 31, 2000, an increase of $15.5 million or 88% from the historical quarter ended March 31, 1999. The gaming operations acquired in the Powerhouse Acquisition contributed approximately $12.3 million to costs of gaming operations during the March 2000 quarter. The remaining increase is due primarily to increased costs at the Colorado Central Station casino resulting from increased competition, and to a lesser extent, increased costs in the Nevada route as a result of increased revenues. On a pro forma basis, costs of gaming operations increased $8.4 million or 34% during the quarter ended March 31, 2000 versus pro forma costs for the quarter ended March 31, 1999. This increase is due primarily to the commencement of casino operations at the Sunland Park racetrack/casino in February 1999. Gaming operations gross margin decreased to 32% during the quarter ended March 31, 2000 from 38% during the pro forma quarter ended March 31, 1999. This is due primarily to the commencement of casino operations at the Sunland Park racetrack/casino and the growth in Nevada route costs, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. In addition, the decrease in gross margin is also the result of decreased margins at the Colorado Central Station Casino resulting from increased competition.

GAMING MACHINES AND SYSTEMS

         Revenues from gaming machines and systems were $41.5 million for the quarter ended March 31, 2000, an increase of $12.5 million or 43% from the historical quarter ended March 31, 1999. The gaming machines and systems operations acquired in the Powerhouse Acquisition accounted for approximately $6.9 million of revenue during the quarter ended March 31, 2000. The remaining increase was a result of increased equity earnings in the Company's Joint Venture alliance with IGT, which, for accounting purposes, are recorded net of expense, offset by net decreases in revenues from the Company's stand-alone proprietary games. At March 31, 2000 there were more than 10,000 games, primarily Wheel of Fortune, operating within the Joint Venture, compared to more than 6,200 games at March 31, 1999.

         On a pro forma basis, revenues from gaming machines and systems for the quarter ended March 31, 2000 decreased $3.3 million or 7% from the pro forma revenues for the quarter ended March 31, 1999. This decrease is primarily a result of decreased machine sales in business operations acquired from Powerhouse, offset to some extent by the increase in revenues from joint venture activity as discussed above. The decrease in machine sales in the acquired operations results both from large, non-recurring domestic and international machine sales in the third quarter of fiscal 1999, and to a lesser extent, a decline in casino-market machine sales, as the Company lessens its focus on sales to the casino gaming market. The decrease in machine sales is offset somewhat by increases in central system parts and service revenues.

         During the quarter ended March 31, 2000, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike product, decreased 15% from the quarter ended March 31, 1999. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period.

         The Company expects the trend of decreased year over year proprietary games revenue comparisons for stand-alone proprietary games to continue. The decline is attributable to the reduction of the installed base, resulting from the maturation of the stand-alone products and the effect of the Video Wheel of Fortune, primarily on the Wheel of Gold, as well as competition from gaming products introduced by competitors. The Company expects the trend of increased year over year revenue comparisons for the Joint Venture to continue due to the popularity of the new Video Wheel of Fortune game, which was introduced during the quarter ended September 30, 1999.

         The gaming machines and systems operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have an effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the jackpot expense of the Joint Venture while future increases in interest rates will decrease the jackpot expense of the Joint Venture.

         Nevada gaming regulators have considered a proposed regulation that would prevent any slot machine from having cartoon characters, comic book characters or themes based on materials intended, marketed or used primarily by minors. During January 2000, Nevada gaming regulators approved amendments to the regulations prohibiting gaming device themes primarily intended or marketed for use by minors. The regulation will not affect any current licensed gaming machines. The Company cannot predict the effect, if any, the amendments will have on any of its future gaming machines.

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

         The Company has developed and has begun introducing conversion games to its casino customers. The Company, as well as Barcrest, an IGT subsidiary, continue to develop games to be introduced under what the Company calls the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. As of March 31, 2000 the Company has received regulatory approval in Nevada and several other jurisdictions for several different conversion games and has placed some of the games in casinos on a limited basis. The Company has also received regulatory approval in Nevada and several other jurisdictions that enabled the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999 and has also placed some of the games in casinos on a limited basis. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 2000.

         Costs of gaming machines and systems were $7.7 million for the quarter ended March 31, 2000, a decrease of $0.2 million or 3% from the historical quarter ended March 31, 1999. The gaming machines and systems operations acquired from Powerhouse accounted for an increase in historical costs by contributing approximately $2.7 million to costs of gaming machines and systems during the 1999 quarter. The decrease is due primarily to a lower level of write downs related to gaming machines within the Company's stand-alone proprietary games operations, and to a lesser extent, decreases in royalty expenses as a result of decreased revenues from the Company's stand-alone games. On a pro forma basis, costs of gaming machines and systems decreased $8.5 million or 53% due to the decreased historical proprietary games costs and due to reductions in costs related to decreased revenues from the operations acquired from Powerhouse. Gaming machines and systems gross margin on a pro forma basis increased to 82% during the quarter ended March 31, 2000 from 64% during the pro forma quarter ended March 31, 1999. This is due primarily to the increase in equity earnings and the decrease in machine sales in business operations acquired from Powerhouse, which have achieved lower margins historically when compared to the margins achieved in the proprietary games operations.

LOTTERY SYSTEMS

         Revenues from lottery systems were $30.6 million for the quarter ended March 31, 2000, an increase of $4.6 million or 18% on a pro forma basis from the pro forma revenues for the quarter ended March 31, 1999. Prior to the Powerhouse acquisition, the Company had no lottery systems operations. The increase in pro forma revenues is due to increases in system and license revenues from foreign lottery jurisdictions during the quarter ended March 31, 2000, as well as domestic lottery revenue increases. During the quarter ended March 31, 2000, the Company continued work on its Switzerland and Leeward Islands contract implementations, and began the installation of a lottery system in Shanghai, China. Domestically, increased revenues resulted from the commencement of operations under the Company's on-line lottery contract with the Hoosier Lottery in Indiana and strong results in Florida. The resulting year over year increase in revenue was partially offset by the loss of the Montana Lottery, which provided revenue during the March 1999 quarter.

         As is normal for businesses that involve sales of large system contracts, the consummation of sales and their timing are inherently uncertain. As a result, the Company could experience uneven revenues from period to period and may not consummate anticipated sales in any future period.

         Costs of lottery systems were $17.2 million during the quarter ended March 31, 2000, an increase of $1.1 million or 7% on a pro forma basis from the pro forma costs for the quarter ended March 31, 1999, due primarily to the increase in revenues. The gross margin on a pro forma basis increased to 44% in the 2000 quarter versus 38% in the pro forma 1999 quarter. The increase in gross margins is primarily attributable to higher margins on domestic contracts, mostly Florida and Pennsylvania.

         On January 28, 2000 the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of a complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and Anchor Gaming's subsidiary, Automated Wagering International, Inc. (AWI), on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result an automatic stay of the prior order took place. The Lottery and AWI filed an appeal on March 27, 2000. On April 5, 2000, GTECH filed a motion to strike these appeals. On April 26, 2000, the Court of Appeals granted GTECH's motion to strike in part. AWI has until May 16, 2000, to file an amended appeal. AWI continues to provide its on-line gaming services and products to the Lottery under the terms of the amended contract. Anchor Gaming will vigorously defend and protect its rights under this lottery agreement. There can be no assurance, however, that Anchor's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to Anchor Gaming.

PARI-MUTUEL SYSTEMS

         Revenues from pari-mutuel systems were $4.5 million for the quarter ended March 31, 2000, consistent with pro forma revenues for the quarter ended March 31, 1999. Prior to the Powerhouse acquisition, the Company had no pari-mutuel operations. Costs of pari-mutuel systems were $3.1 million for the quarter ended March 31, 2000, which represents a 5% increase in costs on a pro forma basis from the March 1999 quarter.

OTHER COSTS

         Selling, general and administrative ("SG&A") expenses were $16.8 million for quarter ended March 31, 2000, an increase of $10.5 million or 168% from the historical quarter ended March 31, 1999. SG&A expenses as a percentage of total revenue increased to 13% during the

March 2000 quarter compared to 10% during the historical March 1999 quarter. During the quarter ended March 31, 2000, businesses acquired from Powerhouse contributed $9.6 million of SG&A expenses. On a pro forma basis, SG&A expenses for the quarter ended March 31, 2000 increased $0.7 million or 4% over the pro forma quarter ended March 31, 1999, due primarily to the commencement of casino operations at Sunland Park.

         Research and development ("R&D") expenses were $4.1 million for the quarter ended March 31, 2000, an increase of $3.0 million from the historical quarter ended March 31, 1999. During the quarter ended March 31, 2000, businesses acquired from Powerhouse contributed $3.5 million in R&D expenses. On a pro forma basis, R&D expenses for the quarter ended March 31, 2000 increased $0.6 million or 17% from the pro forma quarter ended March 31, 1999, resulting from increased R&D expenses in the acquired gaming machines and systems operations from Powerhouse. In addition to the R&D expenses reflected on the Company's financial statements, R&D costs related to the Joint Venture are accounted for on the books of the Joint Venture and are not included in the amounts disclosed as R&D in the Company's financial statements.

         Depreciation and amortization expense was $12.8 million for the quarter ended March 31, 2000, an increase of $8.3 million or 184% from the historical quarter ended March 31, 1999. During the quarter ended March 31, 2000, businesses acquired from Powerhouse contributed $7.5 million in depreciation and amortization expense, accounting for the majority of the historical increase. On a pro forma basis, depreciation and amortization for the quarter ended March 31, 2000 increased $2.3 million or 22% from the pro forma quarter ended March 31, 1999 due primarily to increased depreciation and amortization expense incurred in the gaming operations, and machines and systems operations, and to a lesser extent, the lottery systems operations acquired from Powerhouse.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $30.7 million for the quarter ended March 31, 2000, an increase of $8.3 million or 37% on a historical basis and $5.6 million or 22% on a pro forma basis from the quarter ended March 31, 1999. As a percentage of total revenues, income from operations increased to 25% during the quarter ended March 31, 2000 from 22% pro forma for the quarter ended March 31, 1999.

         OTHER INCOME (EXPENSE). Interest income was $0.5 million for the quarter ended March 31, 2000 versus $0.9 million for the historical quarter ended March 31, 1999. The reduction is due to decreased cash balances for investment as a result of cash spending for the Powerhouse acquisition. Interest expense of $4.3 million for the quarter ended March 31, 2000 is the result of borrowings associated with the Powerhouse acquisition. There was no historical interest expense incurred in the quarter ended March 31, 1999.

         NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $16.0 million for the quarter ended March 31, 2000, an increase of $1.5 million or 11% from the historical quarter ended March 31, 1999. On a pro forma basis, net income for the quarter ended March 31, 2000 increased $2.4 million or 18% from the pro forma quarter ended March 31, 1999. Diluted earnings per share of $1.33 for the quarter ended March 31, 2000 increased $0.22 or 20% from the pro forma quarter ended March 31, 1999.

NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

GAMING OPERATIONS

         Total revenues from gaming operations were $142.4 million for the nine months ended March 31, 2000, an increase of $49.2 million or 53% from the historical nine months ended March 31, 1999. The gaming operations acquired in the Powerhouse Acquisition accounted for the majority of the increase in historical costs by contributing approximately $47.5 million to revenue for the nine months ended March 31, 2000. On a pro forma basis, revenues from gaming operations for the nine months ended March 31, 2000 increased $28.7 million or 25% from pro forma revenues for the nine months ended March 31, 1999. This increase is primarily due to slot operations at the Sunland Park racetrack/casino acquired in the Powerhouse acquisition, which commenced casino operations in February 1999.

         Two casinos opened near the Colorado Central Station during 1998, another in February 2000, and another in March 2000. The Company is also aware of other casino projects in various stages of planning in the Black Hawk/Central City market. The Company cannot predict the effect, if any, that the proposed casino openings will have on the Company's Colorado casino operations. The Company expects that the increased competition from new and proposed casino operations will have a continued negative effect on revenues as well as on the costs of gaming operations, such as marketing and promotions and costs related to retaining and recruiting employees. Historically, revenues and casino patronage in the Colorado casino operations are highest in the summer months and those months unaffected by inclement weather. The Company expects this seasonal trend to continue.

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

         Costs of gaming operations were $91.7 million for the nine months ended March 31, 2000, an increase of $39.3 million or 75% from the historical nine months ended March 31, 1999. The gaming operations acquired in the Powerhouse Acquisition contributed approximately $33.2 million to costs of gaming operations during the March 2000 nine months. The remaining increase is due primarily to increased costs at the Colorado Central Station casino resulting from increased competition, and to a lesser extent, increased costs in the Nevada route as a result of increased revenues. On a pro forma basis, costs of gaming operations increased $23.3 million or 34% during the nine months ended March 31, 2000 versus pro forma costs for the nine months ended March 31, 1999. This increase is due primarily to the commencement of casino operations at the Sunland Park racetrack/casino in February 1999. Gaming operations gross margin decreased to 36% during the nine months ended March 31, 2000 from 40% during the pro forma nine months ended March 31, 1999. This is due primarily to the commencement of casino operations at Sunland Park racetrack/casino and the growth in Nevada route costs, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. In addition, the decrease in gross margin is also the result of decreased margins at the Colorado Central Station Casino resulting from increased competition.

GAMING MACHINES AND SYSTEMS

         Revenues from gaming machines and systems were $132.5 million for the nine months ended March 31, 2000, an increase of $39.4 million or 42% from the historical nine months ended March 31, 1999. The gaming machines and systems operations acquired in the Powerhouse Acquisition accounted for approximately $32.8 million of revenue during the nine months ended March 31, 2000. The remaining increase was a result of increased equity earnings in the Company's Joint Venture alliance with IGT, which, for accounting purposes, are recorded net of expense, offset by net decreases in revenues from the Company's stand-alone proprietary games. At March 31, 2000 there were more than 10,000 games, primarily Wheel of Fortune, operating within the Joint Venture, compared to more than 6,200 games at March 31, 1999.

         On a pro forma basis, revenues from gaming machines and systems for the nine months ended March 31, 2000 decreased $7.2 million or 5% from the pro forma revenues for the nine months ended March 31, 1999. This decrease is primarily a result of decreased machine sales in business operations acquired from Powerhouse, offset to some extent by the increase in revenues from joint venture activity as discussed above. The decrease in machine sales in the acquired operations results both from large, non-recurring domestic and international machine sales during the nine months ended March 31, 1999, and to a lesser extent, a decline in casino-market machine sales, as the Company lessens its focus on sales to the casino gaming market. The decrease in machine sales is offset somewhat by increases in central system parts and service revenues.

         During the nine months ended March 31, 2000, the Company's installed base of stand-alone proprietary games, without regard to its Joint Venture games or Silver Strike product, decreased 13% from the nine months ended March 31, 1999. The average net win per unit for the installed base of stand-alone proprietary games also decreased during the same period.

         The Company expects the trend of decreased year over year proprietary games revenue comparisons for stand-alone proprietary games to continue. The decline is attributable to the reduction of the installed base, resulting from the maturation of the stand-alone products and the effect of the Video Wheel of Fortune, primarily on the Wheel of Gold, as well as competition by gaming products introduced by competitors. The Company expects the trend of increased year over year revenue comparisons for the Joint Venture to continue due to the popularity of the new Video Wheel of Fortune game, which was introduced during the quarter ended September 30, 1999.

         The gaming machine and systems operations are also influenced by seasonal fluctuations as a result of weather and casino patron traffic patterns. The Company expects that these seasonal trends will continue in both the Joint Venture operations and the proprietary games operations outside of the Joint Venture. In addition, changes in interest rates could have an effect on the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the current period's jackpot expense of the Joint Venture.

         Nevada gaming regulators have considered a proposed regulation that would prevent any slot machine from having cartoon characters, comic book characters or themes based on materials intended, marketed or used primarily by minors. During January 2000, Nevada gaming regulators approved amendments to the regulations prohibiting gaming device themes primarily intended or marketed for use by minors. The regulation will not affect any current licensed gaming machines. The Company cannot predict the effect, if any, the amendments will have on any of its future gaming machines.

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

         The Company has developed and has begun introducing conversion games to its casino customers. The Company, as well as Barcrest, an IGT subsidiary, continue to develop games to be introduced under what the Company calls the conversion opportunity. The conversion opportunity is an Anchor Gaming operation that will be accounted for within the Joint Venture whereby Anchor will upgrade existing, casino-owned IGT gaming machines in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade will generally take the form of placing a secondary bonusing type of event on or in the existing base unit. As of March 31, 2000 the Company has received regulatory approval in Nevada and several other jurisdictions for several different conversion games and has placed some of the games in casinos on a limited basis. The Company has also received regulatory approval in Nevada and several other jurisdictions that enables the base slot machines to accept up to 45 coins per wager. This will provide the player with a multi-line, multi-coin spinning reel slot machine experience. The Company introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999 and has also placed some of the games in casinos on a limited basis. The Company cannot predict the level of success, if any, the conversion opportunity will provide. The Company does not expect significant revenue contributions from the conversion opportunity in fiscal 2000.

         Costs of gaming machines and systems were $36.3 million for the nine months ended March 31, 2000, an increase of $11.2 million or 45% from the historical nine months ended March 31, 1999. The gaming machines and systems operations acquired from Powerhouse accounted for the majority of the increase in historical costs by contributing approximately $15.3 million to costs of gaming machines and systems during the 2000 nine months. The remaining decrease is due primarily to a lower level of write downs related to gaming machines within the Company's stand-alone proprietary games operations, and to a lesser extent, decreases in royalty expenses as a result of decreased revenues from the Company's stand-alone games. On a pro forma basis, costs of gaming machines and systems decreased $15.1 million or 29% due to the decreased historical proprietary games costs and due to decreases in costs related to decreased revenues from the operations acquired from Powerhouse. Gaming machines and systems gross margin on a pro forma basis increased to 73% during the nine months ended March 31, 2000 from 63% during the pro forma nine months ended March 31, 1999. This is due primarily to the increase in equity earnings and the decrease in machine sales in business operations acquired from Powerhouse, which have achieved lower margins historically when compared to the margins achieved in the proprietary games operations.

LOTTERY SYSTEMS

         Revenues from lottery systems were $93.7 million for the nine months ended March 31, 2000, an increase of $17.8 million or 23% on a pro forma basis from the pro forma revenues for the nine months ended March 31, 1999. Prior to the Powerhouse acquisition, the Company had no lottery operations. The increase is due to increases in system and license revenues from foreign lottery jurisdictions during the nine months ended March 31, 2000 as well as domestic lottery revenue increases. During the nine months ended March 31, 2000, the Company continued work on its Switzerland and Leeward Islands contract implementations, and began the installation of a lottery system in Shanghai, China. Domestically, increased revenues resulted from the commencement of operations under the Company's on-line lottery contract with the Hoosier Lottery in Indiana and strong results in Florida. The resulting increase in revenue was partially offset by the loss of the Montana Lottery, which provided revenue during the nine months ended March 1999.

         As is normal for businesses that involve sales of large system contracts, the consummation of sales and their timing are inherently uncertain. As a result, the Company could experience uneven revenues from period to period and may not consummate anticipated sales in any future period.

         Costs of lottery systems were $54.0 million during the nine months ended March 31, 2000, an increase of $8.9 million or 20% on a pro forma basis from the pro forma costs for the nine months ended March 31, 1999, due primarily to increased revenues. The gross margin on a pro forma basis increased to 42% in the March 2000 nine months versus 41% in the pro forma 1999 nine months primarily due to increased system sales in the nine months ended March 31, 2000 quarter which provided higher margins.

PARI-MUTUEL SYSTEMS

         Revenues from pari-mutuel systems were $14.6 million for the nine months ended March 31, 2000, a decrease of $0.2 million or 1% on a pro forma basis from the pro forma revenues for the nine months ended March 31, 1999. Prior to the Powerhouse acquisition, the Company had no pari-mutuel operations. Costs of pari-mutuel systems were $9.7 million for the nine months ended March 31, 2000, which represents a slight increase in costs on a pro forma basis from the nine months ended March 31, 1999.

OTHER COSTS

         Selling, general and administrative ("SG&A") expenses were $52.6 million for nine months ended March 31, 2000, an increase of $34.6 million or 192% from the historical nine months ended March 31, 1999. SG&A expenses as a percentage of total revenue increased to 14% during the nine months ended March 31, 2000 compared to 10% during the historical nine months ended March 31, 1999. During the nine months ended March 31, 2000, businesses acquired from Powerhouse contributed $31.4 million of SG&A expenses. The remaining increase is due primarily to additional payroll and promotional costs at the Company's Colorado Central Station

Casino. On a pro forma basis, SG&A expenses for the nine months ended March 31, 2000 increased $5.4 million or 12% over the pro forma nine months ended March 31, 1999, due primarily to the historical increase noted above, as well as the commencement of casino operations at Sunland Park and to a lesser extent, increased labor costs and professional fees in the lottery systems operations.

         Research and development ("R&D") expenses were $12.7 million for the nine months ended March 31, 2000, an increase of $12.5 million from the historical nine months ended March 31, 1999. During the nine months ended March 31, 2000, businesses acquired from Powerhouse contributed $10.5 million of R&D expenses. The remaining increase resulted primarily from a one-time settlement received from the Ontario provincial government in the prior year, which was included in total R&D expense for the nine months ended March 31, 1999. The Province of Ontario has mandated that the terms of the settlement be held in confidence. To a lesser extent, the increase was due to higher R&D expenses in our proprietary games operations. On a pro forma basis, R&D expenses for the nine months ended March 31, 2000 increased $5.1 million or 68% from the pro forma nine months ended March 31, 1999, resulting from increased R&D expenses of the acquired operations within the gaming machines and systems operations, as well as the historical increase noted above. In addition to the R&D expenses reflected on the Company's financial statements, R&D costs related to the Joint Venture are accounted for on the books of the Joint Venture and are not included in the amounts disclosed as R&D in the Company's financial statements.

         Depreciation and amortization expense was $37.1 million for the nine months ended March 31, 2000, an increase of $24.5 million or 194% from the historical nine months ended March 31, 1999. During the nine months ended March 31, 2000, businesses acquired from Powerhouse contributed $21.7 million in depreciation and amortization expense. The remaining historical increase resulted from increased depreciation expense incurred in the proprietary games operations. On a pro forma basis, depreciation and amortization for the nine months ended March 31, 2000 increased $6.4 million or 21% from the pro forma nine months ended March 31, 1999 due primarily to increased depreciation and amortization expense incurred in the gaming operations and machines and systems operations, and to a lesser extent, the lottery systems operations acquired from Powerhouse.

         INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $89.1 million for the nine months ended March 31, 2000, an increase of $11.1 million or 14% on a historical basis and a $5.0 million increase or 6% on a pro forma basis from the nine months ended March 31, 1999. As a percentage of total revenues, income from operations decreased to 23% during the nine months ended March 31, 2000 from 42% historical and 24% pro forma for the nine months ended March 31, 1999.

         OTHER INCOME (EXPENSE). Interest income was $1.5 million for the nine months ended March 31, 2000 versus $2.8 million for the historical nine months ended March 31, 1999. The reduction is due to decreased cash balances for investment as a result of cash spending for the Powerhouse acquisition. Interest expense of $12.2 million for the nine months ended March 31, 2000 is the result of borrowings associated with the Powerhouse Acquisition. There was no historical interest expense incurred in the nine months ended March 31, 1999.

         NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $47.1 million for nine months ended March 31, 2000, a decrease of $3.1 million or 6% from the historical nine months ended March 31, 1999. On a pro forma basis, net income for the nine months ended March 31, 2000 increased $1.6 million or 4% from the pro forma nine months ended March 31, 1999. Diluted earnings per share of $3.88 for the nine months ended March 31, 2000 increased $0.25 or 7% from the pro forma nine months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOWS. At March 31, 2000, the Company maintained $33.2 million in cash and equivalents, $48.2 million in working capital, and $66.0 million available under a reducing revolving credit facility, compared with cash and cash equivalents at June 30, 1999 of $32.8 million and working capital of $28.9 million.

         During the nine months ended March 31, 2000, operating activities provided $82.4 million in cash flows on $47.l million in net income, compared with $61.5 million in cash flows on $50.2 million in net income during the historical nine months ended March 31, 1999.

         In June 1999, the Company borrowed $210 million on a $300 million unsecured credit facility to complete the Powerhouse Acquisition. The Company has agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. The Company has complied with the covenants throughout the term of the credit facility.

         Prior to obtaining financing for the Powerhouse Acquisition, Anchor's principal sources of liquidity included cash flows from operations and the net proceeds from a secondary offering in April 1996 of $53.9 million and its initial public offering in February 1994 of $34.1 million.

         In September 1999, the Company announced the signing of a development and management agreement with the Pala Band of Mission Indians ("the Tribe") to develop and assist in obtaining financing for the construction of a casino and entertainment facility near San Diego, California. The agreements have been submitted to the National Indian Gaming Commission for approval. The development is subject to the receipt of various regulatory and licensing approvals.

         The Tribe will finance the project with a $100 million credit facility, which will include an Anchor guaranty relative to both the completion of the project and the repayment of the bank debt. At a minimum, the guaranty is expected to be in place for the period ending with the later of two years from the closing of the loan or one year following the commencement of gaming, after which it may be removed if certain financial and non-financial measures are met. The Company will render management services for the facility for seven years, subject to National Indian Gaming Commission approval, after the completion of construction. Also under the terms of the agreements, the Company has committed to advance on behalf of the Tribe funds to facilitate activities related to the development of the project. The advances will be reimbursed to the Company, plus interest, upon the Tribe securing the permanent financing for the project. As of March 31, 2000, the Company has advanced $2.8 million on behalf of the Tribe, which is included in accounts and notes receivable, net on the Company's balance sheet. The aforementioned agreements are all subject to the receipt of various regulatory and licensing approvals.

         In October 1999, the Company made a $22 million equity contribution to the Joint Venture with IGT to fund certain contractual expenditures. The contribution was funded through additional borrowings on the Company's credit facility.

         EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA). EBITDA for the nine months ended March 31, 2000 was $126.0 million, an increase of $11.4 million or 10% from $114.7 million from the pro forma nine months ended March 31, 1999.

         EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating, investing and financing activities, which are determined in accordance with generally accepted accounting principles, and is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that EBITDA is a useful tool for measuring the ability of the Company to service its debt. The Company's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

         CAPITAL EXPENDITURES. During the nine months ended March 31, 2000, the Company spent $42.4 million on capital expenditures in addition to $12.3 million on intangible and other assets. Capital expenditures were primarily incurred for the manufacture of lottery systems and equipment for the Florida, Indiana, Pennsylvania and West Virginia lottery contracts and to a lesser extent, the purchase of gaming devices and equipment for use in its proprietary games operations. Intangible expenditures were incurred primarily for lottery contract implementations. In the historical nine months ended March 31, 1999, the Company spent $12.0 million on capital expenditures, primarily related to the purchase of gaming devices and equipment for use in its proprietary games operations.

         The Company selectively pursues opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new domestic and/or international lottery contracts, and depending on the size of the jurisdictions served, the Company may be required to secure additional funding for the related capital expenditures. The lottery systems segment operates in a capital-intensive industry, in which wagering terminals, computer systems, and applications and communications software must be installed throughout a jurisdiction, often beginning up to one year before revenues are earned on the long-term contract. When a new jurisdiction is added to the Company's customer base, capital required to obtain and install hardware and software can be significant. Generally, initial contract terms are from 5 to 7 years, often with 1 to 3 year extension options. Upon expiration of a contract and its extensions, the jurisdiction typically requires vendors to re-bid their services and replace existing equipment with new equipment. An incumbent vendor may have some benefit due to the communications infrastructure already in place, but most often, a significant portion of the initial capital investment must be replaced upon the re-awarding of a lottery contract.

         STOCK REPURCHASE. During the quarter ended March 31, 2000, the Company repurchased 454,500 shares at a cost of $17.5 million. During the quarter ended December 31, 1999, the Company repurchased 59,700 shares of its common stock at a cost of $3.4 million. The Company did not repurchase any of its common stock during the quarter ended September 30, 1999. In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of common stock. The board of directors authorized additional repurchases of up to 513,975 shares in December 1997, 640,400 shares in October 1998 and on March 16, 2000, an additional one million shares were authorized for repurchase. As of March 31, 2000, the Company had repurchased 2.3 million shares of common stock under stock repurchase plans at a cost of $112.2 million.

At March 31, 2000 there was a balance of 855,500 authorized shares remaining under the repurchase program.

         WORKING CAPITAL REQUIREMENTS. In addition to cash requirements needed for the purchase and construction of capital equipment and the implementation of long-term lottery contracts, working capital is necessary to finance customer receivables and inventory levels. At March 31, 2000, notes receivable from customers relating to product sales within the gaming machines and systems segment totaled $11.1 million. Management intends to continue financing sales when advantageous to the Company, which may result in increased receivable balances. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of the Company's customer notes range from one to two years, with interest rates of up to 14%. Certain international and domestic receivables have repayment periods of up to nine years.

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

YEAR 2000

         The Company has conducted a comprehensive review of its computer and other systems deemed to be date sensitive (as well as those of its unconsolidated affiliates) to assess its exposure to the Year 2000 Problem. Management believes that the Company's critical systems were Year 2000 compliant as of March 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to market risk from changes in interest rates on its floating rate debt. To reduce such risks, the Company selectively uses financial instruments for its floating rate debt. In fiscal 2000, the Company entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for the Company to swap its variable LIBOR rate (6.04% at March 31, 2000) for a fixed LIBOR rate of 5.93%. The variable LIBOR rate readjusts each quarter, and the agreement is cancelable by the bank after one year. The swap agreement terminates in October 2003. The fair value of the swap asset at March 31, 2000 is approximately

$0.1 million based on the present value of future cash inflows expected based on the LIBOR rate at March 31, 2000.

         The Company does not have any cash or cash equivalents at March 31, 2000 that are subject to market risk based upon changes in interest rates. The Company is exposed to the risk of foreign currency exchange rate fluctuations. As of March 31, 2000, the Company had accounts and notes receivable of $1.6 million denominated in Canadian currency and $0.2 million denominated in Australian currency. All foreign receivables are expected to be collected within 12 months. The Company does not currently hedge against foreign currency risk.

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

         On January 28, 2000 the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and AWI, on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result an automatic stay of the prior order took place. The Lottery and AWI filed an appeal on March 27, 2000. On April 5, 2000, GTECH filed a motion to strike these appeals. On April 26, 2000, the Court of Appeals granted GTECH's motion to strike in part. AWI has until May 16,

2000, to file an amended appeal. AWI continues to provide its on-line gaming services and products to the Lottery under the terms of the amended contract. Anchor Gaming will vigorously defend and protect its rights under this lottery agreement. There can be no assurance, however, that Anchor's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to Anchor Gaming.

         On February 17, 2000, the Company filed a complaint in U.S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questions certain specified accounting practices that were used prior to the acquisition.

         The Company is party to several routine lawsuits arising from normal operations. Management does not believe that the outcome of such litigation will have a material adverse effect on the consolidated financial statements of the Company.

ITEM 6.  EXHIBITS

         (a)   Exhibits

               27.  Financial Data Schedule (For SEC Use Only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                  ANCHOR GAMING
                                  (Registrant)


Date   May 15, 2000               /s/ Thomas J. Matthews
       ------------               ------------------------
                                  Thomas J. Matthews
                                  Chief Executive Officer and
                                  President



Date   May 15, 2000               /s/ Geoffrey A. Sage
       ------------               ------------------------
                                  Geoffrey A. Sage
                                  Chief Financial Officer and
                                  Treasurer