Form 10-K
period 2000-06-30
ANCHOR GAMING
filed 2000-09-28
CIK 914923

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

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
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at September 27, 2000 based on the $79.125 per share closing price for the Company's common stock on the Nasdaq National Market was approximately $923,630,635.

    The number of shares of the Registrant's common stock outstanding as of September 27, 2000 was 11,673,057.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on or about November 17, 2000 (to be filed) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                        PAGE
                                                                                      --------
                                            PART I

Item 1.                 Business....................................................      3
Item 2.                 Properties..................................................     31
Item 3.                 Legal Proceedings...........................................     31
Item 4.                 Submission of Matters to a Vote of Securityholders..........     32

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related                33
                        Stockholder Matters.........................................
Item 6.                 Selected Financial Data.....................................     34
Item 7.                 Management's Discussion and Analysis of Financial Condition      36
                        and Results of Operations...................................
Item 7a.                Quantitative and Qualitative Disclosures About Market            47
                        Risk........................................................
Item 8.                 Financial Statements and Supplementary Data.................     48
Item 9.                 Changes in and Disagreements with Accountants on Accounting      77
                        and Financial Disclosure....................................

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     77
Item 11.                Executive Compensation......................................     77
Item 12.                Security Ownership of Certain Beneficial Owners and              77
                        Management..................................................
Item 13.                Certain Relationships and Related Transactions..............     77

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on Form     78
                        8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

    We are a diversified, global gaming company. We operate principally in three business segments: gaming machines, gaming operations and gaming systems. We have equipment and systems operating in the United States, Canada, Asia, Australia, Europe, South America, South Africa and the West Indies. We design, develop and distribute proprietary gaming machines, operate two casinos in Colorado, the Sunland Park Racetrack & Casino in New Mexico, slot machine routes in Nevada and Montana and hold a 50% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that we expect to open in March 2001. We design, manufacture and sell video gaming machines and central control systems in addition to designing, manufacturing, selling, installing and operating on-line lottery systems and computerized pari-mutuel wagering systems.

STOCK PURCHASE TRANSACTION

    On September 25, 2000, we announced the execution of a definitive agreement with our Chairman, Stanley Fulton, and members of his family and their affiliates to acquire approximately 4.6 million shares of our common stock for a purchase price of $66.60 per share. We intend to finance this transaction through an offering of $250 million of senior subordinated notes and an amendment to our senior credit facility.

    The Fulton family members and their affiliates will retain ownership of approximately 539,600 shares after the transaction. Stanley Fulton, his son, Michael Fulton, and his daughter, Elizabeth Jones have agreed to resign their positions on our board of directors upon completion of the transaction.

    The purchase consideration for the shares comprises $240.1 million in cash and $66.0 million principal amount of promissory notes that Stanley Fulton will receive for a portion of the shares he is selling.

RACETRACK ASSET SALE TRANSACTION

    In conjunction with the stock purchase transaction with the Fulton family, we have entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to our Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility. Stanley Fulton has agreed to pay $66.0 million for these assets by canceling our obligations under the promissory notes. We expect to complete the sale of these racetrack assets to Mr. Fulton by the end of March 2001, subject to regulatory approvals and the satisfaction of other conditions. After the sale of these assets, we will retain the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts.

FINANCING TRANSACTIONS

    The stock purchase transaction requires an amendment to our existing senior credit facility. We have received a commitment from Bank of America, N.A. that provides for the requisite amendment and allows for the offering of the notes. We intend to finance the stock purchase through the net proceeds from the offering of the notes and borrowings under our senior credit facility. We expect the amendment to the senior credit facility and the offering of the notes to close concurrently with the closing of the stock purchase transaction.

STOCK SPLIT

    On September 25, 2000, we announced that our board of directors had authorized a 2-for-1 stock split. As a result of the stock split, stockholders of record as of October 31, 2000 will receive one additional share of our common stock for every share then owned. The new shares will be issued as soon as practicable following the record date. As of September 25, 2000, we had approximately 11.7 million shares outstanding, exclusive of treasury shares. After giving effect to the stock purchase transaction, we will have approximately 7.1 million shares outstanding, exclusive of treasury shares and without giving effect to the stock split described above.

APPOINTMENT OF DIRECTORS AND OFFICERS

    Upon completion of the stock purchase, T.J. Matthews, our Chief Executive Officer will be appointed Chairman of the Board of Directors. In addition, Joseph Murphy, our Vice President, will be named Chief Operating Officer--Gaming Operations and will be added to the Board of Directors which will also include the three continuing outside directors.

          SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS AND RISK FACTORS

FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in the sections "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," among other places.

    Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this annual report on Form 10-K. We do not intend, and undertake no obligation, to update any forward-looking statement. Presently-known risk factors include, but are not limited to, the following factors:

    - After the issuance of the senior subordinated notes, we will have a significant amount of debt, which could restrict our future operating and strategic flexibility and expose us to the risks of financial leverage.

    - Our ability to meet our debt service obligations on the senior subordinated notes and our other debt will depend on our future performance, which will be subject to many factors that are beyond our control.

    - The popularity of our games may decline relative to the popularity of our competitors' games, and we may be unable to develop new games that achieve commercial success.

    - Revenues of our casinos in Colorado could be negatively affected by the presence of several new large competitors in the Colorado market.

    - We derive a large portion of our revenues and profits from the Anchor-IGT joint venture. Because our revenues and profits from the Anchor-IGT joint venture are integral to the continued success of our business, it is important that we maintain a strong relationship with IGT.

    We urge you to review carefully the section "Risk Factors" in this annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

                                  RISK FACTORS

OUR SUCCESS IN THE GAMING INDUSTRY DEPENDS IN LARGE PART ON OUR ABILITY TO DEVELOP INNOVATIVE PRODUCTS AND SYSTEMS.

    The popularity of any of our existing gaming machines may decline over time as consumer preferences change or as our competitors introduce new games, and we could fail to develop new games that achieve market acceptance. We can give you no assurance that our existing and future games will be able to successfully compete with those of our competitors.

    If we are unable to develop innovative products or systems in the future, or if our current products or systems become obsolete, our ability to sustain current revenues with existing customers or to generate revenue from new customers would be affected. This could reduce our current profitability or potential growth.

    Our strategy of creating recurring revenues from our proprietary games by placing them in casinos under a royalty, revenue participation, fixed daily rental fee or similar arrangement involves a departure from casinos' traditional practice of purchasing gaming machines. Because our pricing methodology includes revenue-sharing arrangements, we are under pressure to reduce the share of revenues we receive. We believe this pressure will increase if consolidation trends in the casino markets continue.

    If the popularity of any of our gaming machines were to decline relative to the popularity of competitors' gaming machines, we might be unable to retain our revenue-sharing model. Additionally, if our competitors decide to pursue a revenue-sharing strategy and offer products or terms that are more favorable than ours, we may not be able to successfully pursue our revenue-sharing strategy. If either one of these conditions were to occur, our operations and revenues would be materially and adversely affected.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY.

    We compete with domestic and foreign manufacturers of gaming equipment and providers of traditional on-line lottery systems, many of whom are larger than we are and have access to greater financial resources. Our failure to continually adapt our products to consumer preferences could negatively affect our ability to effectively compete in this industry.

    Our casinos in Colorado face increasing competition from existing, new and planned casino properties in the immediate vicinity. In particular, in the Black Hawk, Colorado market, a number of competitors have opened large facilities in excellent locations with more available parking and a larger number of gaming machines than we operate, and several more large casinos are in the planning stages. We expect that the increased competition will have a continued negative effect on our revenues, as well as on costs of gaming operations, such as promotions, and costs related to retaining and recruiting employees. Additionally, the completion of a planned new road into Central City, Colorado could negatively affect our business in that market by altering existing traffic patterns, thereby making the location of our casino less desirable.

    Our most significant route operations are in southern Nevada, an area which has recently experienced significant population growth. We cannot be certain that this growth trend will continue. If it does not continue, or if we face increased competition from expanding grocery store chains and local casinos, the profitability of our route operations could be negatively affected.

    Our on-line lottery business faces competition from other on-line lottery system providers, instant lottery ticket manufacturers and other competitors, some of whom have substantially greater financial resources than we do. On-line lottery business is acquired through contracts with state lottery authorities, which are awarded through a competitive bidding process. We cannot guarantee that we will be successful in obtaining or maintaining contracts with state lottery authorities.

OUR GAMING MACHINES SEGMENT DEPENDS ON MAINTAINING A STRONG RELATIONSHIP WITH
IGT.

    We derive a large portion of our revenues and profits from the Anchor-IGT joint venture. In addition to being our joint venture partner, IGT is also a significant competitor of ours in several of our businesses and, in particular, competes in some respects with the Anchor-IGT joint venture. Because our revenues and profits from the Anchor-IGT joint venture are integral to the continued success of our business, it is important that we maintain a strong relationship with IGT.

GOVERNMENT REGULATION COULD HAVE A NEGATIVE EFFECT ON OUR BUSINESS.

    Our operations are subject to extensive state and local regulation in most jurisdictions, as discussed in the section "Government Regulation." We can give you no assurances that regulatory authorities will renew our required licenses or permits in the future or that they will approve any required filings to conduct business in other gaming jurisdictions.

    The majority of gaming jurisdictions require the testing and approval of the gaming machines that we manufacture or supply. We can give you no assurances that regulatory authorities will approve our new game submissions or that games currently approved will continue to meet new standards imposed by changes to any gaming laws or regulations.

    We sometimes manufacture games pending regulatory approval, which subjects us to the risk of having to either retrofit or abandon inventory upon noncompliance with or modification of gaming laws and regulations. If games do not receive regulatory approval, costs incurred in their manufacture would result in additional expense.

    In the United States and many other countries, wagering and lotteries must be expressly authorized by law. Once authorized, the wagering industry and the operations of lotteries are subject to extensive and evolving governmental regulation. We can give you no assurances that additional jurisdictions will approve the operation of gaming machines, on-line lottery systems, pari-mutuel wagering systems, video lottery or other forms of wagering or lottery systems or that those jurisdictions that currently permit these wagering and lottery activities will continue to permit such activities.

WE RELY ON THIRD-PARTY SUPPLIERS AND CONTRACT MANUFACTURERS.

    The use of outside vendors, some of which are our competitors, to manufacture a significant portion of our proprietary game machines and parts may limit our ability to develop machines at costs that will result in acceptable operating margins. Any inability to obtain gaming machines and components, production parts and replacement parts on reasonable terms will adversely affect our operating margins, and any inability to obtain such components and parts on a timely basis may hinder our ability to introduce new gaming machines on schedule, delaying revenue from the games.

OUR BUSINESS DEPENDS ON THE PROTECTION OF OUR INTELLECTUAL PROPERTY AND PROPRIETARY INFORMATION.

    Our success depends, in part, on protecting our intellectual property, which includes patents and trademarks, as well as some proprietary or confidential information that is not subject to patent or similar protection. Competitors may independently develop similar or superior products, software, systems or business models. Such independent development may, in the case of our intellectual property that is not protected by an enforceable patent, result in a significant reduction in the value of our intellectual property.

    We cannot assure you that we will be able to protect our intellectual property or that unauthorized third parties will not try to copy our products, business models or systems or use our confidential information to develop competing products.

    We also cannot assure you that our business activities and products will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against us. Any such claims and any resulting litigation, should it occur, could subject us to significant liability for damages and could result in invalidation of our proprietary rights, distract management, and require us to enter into costly and burdensome royalty and licensing agreements. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, or may not be available at all. We may also need to file lawsuits to defend the validity of our intellectual property rights and trade secrets, or to determine the validity and scope of the proprietary rights of others. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversion of resources.

    We also rely on technologies that we license from third parties. We cannot assure you that these third-party licenses will continue to be available to us on commercially reasonable terms.

    We also generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to, and the distribution of, our product designs, documentation and other proprietary information, as well as the designs, documentation and other information we license from others. We also may take other steps to protect these rights and information. Despite our efforts to protect these proprietary rights, unauthorized parties may copy, develop independently or otherwise obtain and use our products or technology.

OUR LOTTERY OPERATIONS ARE DEPENDENT ON RENEWABLE CONTRACTS WITH PERFORMANCE REQUIREMENTS.

    We conduct our lottery operations under contracts with state lottery authorities that are renewable at the option of the lottery authority. Upon the expiration of a lottery contract, lottery authorities usually award the new contract through a competitive bidding process. Contracts representing over 16% of our fiscal 2000 revenues from on-line lottery operations are scheduled to expire or reach optional extension dates during the next three years. We cannot assure you that our current lottery contracts will be extended or that we will be awarded new lottery contracts.

    In addition, lottery contracts to which we are a party frequently contain exacting implementation schedules and performance requirements. If we fail to meet these schedules and requirements, we could be subject to substantial contractual liquidated damages claims, some as high as $1.0 million per day, as well as possible contract termination. These liquidated damage claims are typically negotiated at the time of the alleged breach. Such damages or contract terminations could have a material adverse effect on our financial performance. Our lottery contracts also generally require us to post performance bonds, which in some cases may be substantial, securing our performance under such contracts.

WE RELY ON OUR SENIOR EXECUTIVES AND KEY EMPLOYEES.

    Our future success will depend upon, among other things, our ability to keep our senior executives and to hire other highly qualified employees at all levels. We compete with other potential employers for employees, and we may not succeed in hiring and retaining the executives and other employees that we need. Our loss of or inability to hire key employees could have a material adverse effect on our business, financial condition and results of operations.

OUR OFFICERS AND DIRECTORS CONTROL A LARGE PERCENTAGE OF OUR COMMON STOCK.

    Our officers and directors and members of their respective families own beneficially approximately 44% of the outstanding common stock and will continue to own such a large percentage of stock. The ability to vote these shares gives management the ability to exert substantial influence over any matter coming to a vote of stockholders, including the election of directors and certain mergers, asset sales, or other major corporate transactions affecting us.

    All six of Mr. Stanley E. Fulton's children and a third party have granted him irrevocable proxies expiring on December 31, 2000 to vote their shares of common stock. As a result, Mr. Fulton will have voting control of approximately 44% of our outstanding common stock until the transaction with the Fulton family is finalized. Such voting power, together with certain anti-takeover provisions included in our Articles of Incorporation and Bylaws and a Shareholder Rights Plan could have the effect of delaying or discouraging an unsolicited takeover.

    Once the stock purchase transaction with the Fultons is completed, the Fulton family will own collectively less than 10% of the outstanding common stock, and Mr. Fulton has agreed to revoke the proxies. The agreement with the Fulton family is subject to conditions, and we cannot give any assurances that such transaction will close.

OUR SHAREHOLDER RIGHTS PLAN MAY DETER CHANGE OF CONTROL OFFERS.

    Our Shareholder Rights Plan may deter people from making offers to bring about a change of control in the Company which may limit the ability of stockholders to sell stock for a premium.

WE HAVE OBLIGATIONS UNDER AGREEMENTS WITH THE PALA BAND OF MISSION INDIANS THAT SUBJECT US TO JOINT VENTURE AND SOVEREIGN IMMUNITY RISKS.

    We recently entered into agreements with the Pala Band of Mission Indians to develop and manage PALA, a casino in northern San Diego County, California. As part of our development and management agreements with the Pala tribe, we have agreed to guarantee the tribe's $100.0 million credit facility. If PALA is not successful, we may incur substantial expense in meeting this guarantee obligation. We cannot predict whether PALA will be profitable.

    Development of PALA involves significant construction risks. As part of our development and management agreements with the Pala tribe, we have agreed to fund PALA's construction cost overruns up to a total amount of $25.0 million. If development of PALA costs more than our current budget of $115.0 million, or if we encounter delays in completing the development of PALA, our prospects for profitable operation of PALA could be affected. Additionally, the compact between the Pala tribe and the State of California provides that PALA's current allocation of between 1,500 and 2,000 gaming machines will revert to a pool for future allocation by the State of California if the casino is not operational by May 15, 2001. If we do not meet this deadline, we could be required to rebid for a gaming machine allocation, and we can give no assurances that we would again receive an allocation at our currently anticipated level of at least 1,500 machines, or that we would not face significant additional costs to reacquire our allocation from the State of California.

    Our development and management agreements with regard to PALA are with the sovereign nation of the Pala Band of Mission Indians. Thus, the contract may not be an enforceable legal obligation, and in the event the Pala tribe were to default under the development and management agreements, our legal recourse may be inadequate to cover our damages.

    The term of our management agreement with the Pala tribe is seven years from the opening date of PALA. We cannot give you any assurances that the management agreement will be extended beyond its initial seven-year term.

WE MAY BE SUBJECT TO ADVERSE DETERMINATIONS IN PENDING LITIGATION.

    At present, we are a party to pending litigation matters with GTECH Holdings Corporation (action by GTECH challenging the validity of our lottery contract with the State of Florida and the Florida Department of Lottery) and Acres Gaming (action against Acres alleging infringement of our secondary-events patents and related counterclaim by Acres), in addition to being involved in several securities class action lawsuits filed against us and some of our current and former officers and directors. These matters are more fully described in the section "Business" under the heading "Litigation." We can give you no assurance that we will achieve favorable results in any existing or future litigation.

OUR GAMING MACHINES AND GAMING OPERATIONS SEGMENTS ARE AFFECTED BY SEASONS AND WEATHER CONDITIONS.

    The second quarter of our fiscal year, which includes the months of October, November and December, generally produces lower levels of profitability than other quarters, because of a lack of tourist traffic during those months in most of the markets in which we operate. Our business during the winter months could also face the additional negative effects of inclement weather and accompanying poor road conditions, which would make it more difficult for customers to travel to our Colorado casinos.

CHANGES IN CONTROL REQUIRE REGULATORY APPROVAL.

    Changes in control and certain other corporate transactions require the prior approval of some gaming regulatory authorities. This could adversely affect the marketability of our common stock or prevent some corporate transactions, including mergers or other business combinations. See the section "Government Regulation."

WE WILL HAVE A LARGE NUMBER OF OPTIONS OUTSTANDING AFTER COMPLETION OF THE STOCK PURCHASE TRANSACTION.

    We have recently entered into employment arrangements with our senior management designed to retain their services and to provide incentives to successfully operate our business. As a result, after completion of the stock purchase transaction with our major stockholders, but before the stock split is effective, approximately 1.6 million shares of our common stock will be subject to options.

LEVERAGE MAY IMPAIR OUR FINANCIAL CONDITION AND WE MAY INCUR SIGNIFICANT ADDITIONAL DEBT.

    After the issuance of the senior subordinated notes, we will have a significant amount of debt. As of June 30, 2000, after giving effect to the notes, the borrowings under our senior credit facility, the issuance of notes to Stanley Fulton in connection with the stock purchase transaction and the application of the proceeds of the senior subordinated notes offering and such borrowings, our total consolidated debt would have been $542.4 million.

    Our significant debt could have important consequences for us, including:

    - increasing our vulnerability to general adverse economic and industry conditions;

    - limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

    - requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

    - limiting our flexibility in planning for, or reacting to, changes in our business and the industry; and

    - placing us at a competitive disadvantage to other less leveraged competitors.

    In addition, we may incur significant additional debt. Subject to specified limitations, the indenture governing to the senior subordinated notes permits us and our subsidiaries to incur substantial additional debt and our senior credit facility will permit additional borrowings.

SERVICING OUR DEBT WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH, AND OUR ABILITY TO GENERATE SUFFICIENT CASH DEPENDS ON MANY FACTORS, SOME OF WHICH ARE BEYOND OUR CONTROL.

    Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. In addition, the ability to borrow funds under our senior credit facility in the future will depend on our meeting the financial covenants in the agreements, including a minimum interest coverage test and a maximum leverage ratio test. We cannot assure you that our business will generate cash flow from operations or that future borrowings will be available to us under our senior credit facility in an amount sufficient to enable us to pay our debt or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our debt on or before maturity. Our senior credit facility matures in June 2004. We cannot assure you that we will be able to refinance any of our debt on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition.

    In conjunction with the stock purchase transaction, we have agreed to sell two racetrack assets to Stanley Fulton. As consideration for the two racetrack assets, Mr. Fulton will cancel two one-year promissory notes in the aggregate amount of $66.0 million, which we will have issued to him as partial consideration for his shares of our common stock. If the sale of these racetrack assets does not receive regulatory approval, or if any other condition to the sale is not satisfied, we will be obligated to pay Stanley Fulton $66.0 million plus interest in cash. If we are required to pay this amount in cash, our cash available for other purposes would be reduced.

COVENANT RESTRICTIONS UNDER OUR SENIOR CREDIT FACILITY AND THE INDENTURE MAY LIMIT OUR ABILITY TO OPERATE OUR BUSINESS.

    Our senior credit facility and the indenture governing the notes will contain, and certain of our other agreements regarding debt will contain, among other things, covenants that may restrict our and the subsidiary guarantors' ability to finance future operations or capital needs or to engage in other business activities. Our senior credit facility and the indenture restrict, among other things, our and the guarantors' ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments and extend credit; engage in transactions with affiliates; engage in sale-leaseback transactions; consummate certain asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and create liens on our assets.

    In addition, our senior credit facility will require us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior credit facility and the indenture. If an event of default under our senior credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

                       OPERATING SEGMENTS OF THE COMPANY

GENERAL

    Financial information by segment, including revenues, income (loss) from operations and assets, can be seen in Note 5 to the financial statements.

GAMING MACHINES

GENERAL

    Our gaming machines segment includes proprietary game development and distribution and gaming machine sales. Our proprietary games business unit focuses on the development of game software and the use of our gaming machines to generate recurring revenue streams through lease, participation, royalty revenue or other similar arrangements with our casino customers. Our VLC Casino business unit manufactures and sells gaming machines.

PROPRIETARY GAMES

    GENERAL. Our proprietary games are designed to increase gaming customer play levels by providing more entertainment than competing games. We believe our games provide a higher win per machine on average than our competitors' existing gaming machines, while generating recurring streams of revenue from royalty, revenue participation, fixed daily rental fee or other similar revenue-sharing arrangements with our casino customers. We have games installed on a revenue-sharing basis in most casinos in most domestic jurisdictions where gaming is legal. We seek to capitalize on our established marketing infrastructure, base of existing casino customers and licenses in most major domestic gaming jurisdictions to further expand and develop the market for proprietary games distributed under recurring-revenue arrangements.

    We develop or acquire the rights to stand-alone proprietary gaming machines and place them with casino customers free of any initial charge, allowing the casino to avoid up-front purchase costs, through a variety of arrangements that provide us with recurring revenue streams. We utilize numerous unique concepts and designs in order to increase overall gaming customer play levels. For example, our Wheel of Gold-TM- incorporates the opportunity to activate a three-dimensional wheel with significant potential winnings, providing a secondary game event and additional excitement to the customer through our "game within a game" concept.

    In September 1996, we entered into a strategic alliance in the form of a joint venture with International Game Technology, the largest manufacturer of computerized casino gaming products, in order to enhance our ability to develop and distribute proprietary games on a recurring-revenue basis. Through the Anchor-IGT joint venture, Anchor and IGT develop and install wide area progressive, or WAP, gaming machines based on both existing proprietary games and other game designs. The first WAP machine introduced by the Anchor-IGT joint venture was Wheel of Fortune-TM-, a game that is very similar to our Wheel of Gold-TM-. There are currently approximately 6,500 Wheel of Fortune-TM- machines installed in casino locations. The joint venture began distributing the multi-line, multi-coin video Wheel of Fortune-TM- in September 1999, and there are currently approximately 4,500 video Wheel of Fortune-TM- machines installed in casino locations. The video Wheel of Fortune-TM- machine's popularity with customers has caused a current production backlog of approximately 1,200 machines. In January 2000, Anchor and IGT cross-licensed "coin-free" related rights and patents and added the I Dream of Jeannie-TM- gaming machine to the Anchor-IGT joint venture. The I Dream of Jeannie-TM- gaming machine, which we expect to introduce into the market in October 2000, currently has committed orders for approximately 900 machines. We believe that the Anchor-IGT joint venture has facilitated both the expansion of our proprietary games business and our ability to develop and distribute additional proprietary games.

    In addition to developing and distributing proprietary games, we have also developed and have begun introducing conversion games to our casino customers through the Anchor-IGT joint venture. The conversion business involves upgrading existing casino-owned IGT gaming machines with both software and hardware upgrades in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade generally takes the form of placing a secondary bonusing type of event on or in the existing base unit. As of June 30, 2000, we have received regulatory approval in Nevada and several other jurisdictions for several different conversion games and have placed some of the games in casinos on a limited basis. We have also received regulatory approval in Nevada and several other jurisdictions that allows us to convert slot machines to accept up to 45 coins per wager. This provides the player with a multi-line, multi-coin spinning reel slot machine experience. We introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999. We currently have approximately 1,000 conversion games placed in casinos.

    Anchor and IGT share in the management and generally share equally in the profits and losses of the Anchor-IGT joint venture. Property, including intellectual property, developed through the Anchor-IGT joint venture is owned by the Anchor-IGT joint venture. The joint venture agreement had an initial duration of ten years, expiring in September 2006. In 1999, Anchor and IGT extended the joint venture agreement through December 15, 2015. After the 2015 expiration, unless the parties agree to a further extension, either party may terminate the Anchor-IGT joint venture upon at least one year's prior notice. The Anchor-IGT joint venture does not acquire any rights to the individual intellectual property rights of Anchor or IGT that are developed outside of the Anchor-IGT joint venture. In March 1999, Anchor granted IGT a non-exclusive right under its secondary event patents. In exchange, IGT agreed to not make or distribute gaming machines covered by the claims of the Anchor patents other than on behalf of the Anchor-IGT joint venture. In addition, IGT granted the Anchor-IGT joint venture the exclusive rights to the stand-alone Barcrest line of gaming machines and IGT agreed to develop a multi-line multi-coin video-based game with the Wheel of Fortune-TM- as a secondary event for the exclusive use of the Anchor-IGT joint venture.

    DEVELOPMENT. We are continually engaged in the development of new proprietary games and in the improvement of existing games. After we have identified the basic concept for a new game, we work to refine the new game to maximize player appeal. Our efforts include computer-simulated studies of the game probabilities to determine the optimal pay schedules; research of, and application for, any significant intellectual property rights that can be claimed; design of packaging for the game; establishment of a pricing strategy for the game; and application for the necessary regulatory approvals. We then solicit feedback from potential casino customers to further refine the game. At the production stage, we and the manufacturer refine the technology and construction of the game. Prior to the release of any new game, we must receive necessary regulatory approvals.

    DISTRIBUTION. We have an established sales organization with offices in Nevada, Missouri, Mississippi, Louisiana, Indiana and New Jersey, servicing an established customer base of over 300 casinos as of June 30, 2000. We distribute our proprietary games primarily through a direct sales effort in which sales representatives call on casinos and other potential customers. We also use distributors in a limited number of jurisdictions. In deciding whether to use a distributor in a new jurisdiction, we consider a variety of factors, including existing relationships with operators and location owners, the ability of a distributor to service the market after the sale, the distributor's financial condition, any regulatory constraints and the long-term economics to us of direct sales as opposed to sales to distributors.

MACHINE SALES

    We develop and manufacture video gaming machines to sell to casino gaming venues through our VLC Casino business unit. We hold licenses to sell gaming machines in numerous jurisdictions, including Nevada, Mississippi and New Jersey, the three largest casino markets in the U. S., as well as in most other major North American gaming jurisdictions.

GAMING OPERATIONS

GENERAL

    Our gaming operations segment consists of Colorado Central Station Casino, Colorado Grande Casino and Sunland Park Racetrack & Casino in New Mexico, and gaming machine route operations in Nevada and Montana. Additionally, we have a 50% interest in a development contract and seven-year management contract with the Pala Band of Mission Indians to develop and manage PALA, a casino, dining and entertainment complex currently under construction in northern San Diego County, California, which we currently expect to open in the spring of 2001.

CASINO OPERATIONS

    COLORADO CENTRAL STATION CASINO. We opened the Colorado Central Station Casino in December 1993. It is located in Black Hawk, Colorado, which is contiguous with Central City, and serves approximately three million people living within a 100-mile radius, including residents of Denver and Boulder, Colorado. We believe that the Colorado Central Station Casino is a market leader and experiences a higher daily win per machine than its significant competitors. This casino is approximately 40 miles from Denver and 10 miles from Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts, and benefits from a favorable location, as it is one of the first casinos encountered by customers traveling from Denver to the Black Hawk/Central City area. The casino features approximately 750 gaming machines, 9 blackjack tables, 6 poker tables, and a food & beverage operation, and offers more than 600 parking spaces.

    COLORADO GRANDE CASINO. We operate the Colorado Grande Casino, which we opened in November 1991, through an 80% owned subsidiary. It is located in Cripple Creek, Colorado, and serves approximately two million people living within a 100-mile radius, including residents of Colorado Springs and Pueblo, Colorado. This casino is approximately 55 miles from Colorado Springs and 75 miles from Pueblo, and is located at one of the principal intersections in Cripple Creek. It features more than 210 gaming machines, 44 adjacent parking spaces, and a full service restaurant and bar.

    SUNLAND PARK RACETRACK & CASINO. Sunland Park Racetrack & Casino, which is adjacent to El Paso, Texas, serves approximately two million people living within a 100-mile radius of Sunland Park, including residents of El Paso, Texas, Las Cruces, New Mexico, and Juarez, Mexico. Sunland Park has operated as a racetrack since 1959, and its casino, which was the first in New Mexico after the 1997 legalization of casino-style gaming at racetracks by the New Mexico legislature, opened in February 1999. The facility includes a 10,000 square foot gaming area, 1-mile racetrack, grandstand, bar, restaurants, stables, and office space on 152 acres of improved land. Live horse racing is conducted from November through early April, and both the live and the non-live seasons feature simulcast racing from tracks throughout North America. We currently operate 300 gaming machines, the maximum permitted by law, including a mix of traditional reel and video terminals. We have agreed to sell substantially all of the assets associated with Sunland Park Racetrack & Casino to Mr. Fulton as described above.

ROUTE OPERATIONS

    We are one of the largest gaming machine route operators in Nevada, with 885 gaming machines in 66 locations at June 30, 2000. We believe we have a higher win per unit per day than any of our significant route competitors. At June 30, 2000, 771 of our 885 gaming machines in Nevada were located in or near Las Vegas, which has been one of the fastest growing cities in the United States in recent years. Our route operations also include video gaming machines and amusement machines in business establishments located in three areas in southern Montana. At June 30, 2000, we had over 1,250 video gaming machines and 750 amusement machines in Montana. We believe that our route operation contracts provide us with a stable long-term revenue source.

    Our gaming machine route operations involve the installation, operation, and service of gaming machines (virtually all video poker machines) under space leases with retail chains and revenue participation agreements with local taverns and retail stores. Space leases require payments of fixed monthly fees on a per store basis. Revenue participation agreements provide for payment to the location owner of a percentage of revenues generated by our machines at such location. Both types of agreements generally give us the exclusive right to install gaming machines at such locations, and both generally require us to pay all installation, maintenance and insurance expenses related to our operations at each location. We pay all applicable taxes under space leases, and generally share such taxes on the same basis as revenues under revenue participation arrangements. Our largest route contract is a space lease with Smith's Food and Drug Centers, Inc. At June 30, 2000, it covered 359 machines, and it extends through 2010. The contract with Smith's grants us the exclusive right to install gaming machines at all Smith's stores in Nevada, including any stores opened in the future.

    Our marketing strategy in our route operations is to attract and retain gaming machine patrons by offering an attractive selection of gaming machines. Prior to installing machines at a location, we study the market potential and customer base of the location in order to determine the appropriate mix of gaming machines. We also offer progressive jackpots at most of our route locations. Our strategy for attracting and retaining location owners is to offer quality service. We operate and service our machines using our own employees, who routinely repair and maintain our gaming machines in order to improve reliability and in-service time. In addition to physical service of the gaming machines, our employees remove coins and bills from the machines, refill machines that have exhausted their supply of coins, and provide payment of jackpots in excess of machine limits. We also operate change booths at most of our retail store locations.

AGREEMENTS WITH PALA BAND OF MISSION INDIANS

    In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation, and management of PALA, a 187,000 square-foot casino, dining and entertainment complex and parking structure on the federally recognized Pala reservation near San Diego, California. PALA will be located in a densely populated area of northern San Diego County, closer to the residences of approximately 700,000 potential casino patrons than any other existing, new or planned casino. The facility will include more than 1,500 slot machines, 46 table games, five food and beverage outlets and two entertainment venues. We believe this is the first master-planned, Las Vegas-style casino in Southern California. We currently expect the facility to open in the early spring of 2001.

    The National Indian Gaming Commission approved our agreements with the Pala tribe in August 2000. The management agreement, pursuant to which we will receive management fees, extends for a period of seven years from the opening date of the facility. Our agreements with the Pala tribe remain subject to the continuing oversight and approval of various regulatory agencies.

    Under the terms of the agreements, we agreed to assist the Pala tribe in obtaining financing for the construction and operation of PALA and to advance funds during the design and development stages. The Pala tribe secured a $100.0 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to receiving financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. In addition, we have agreed to fund PALA project cost overruns up to a total amount of $25.0 million. Under agreements we have entered into with Jerry Turk, a longtime casino principal and executive, we will pay to Mr. Turk monthly consulting fees for development and management assistance, and 50% of the management and development fees and project costs incurred prior to the assignment of a prior agreement.

    Anchor Pala Development LLC, our wholly-owned subsidiary, will receive a development fee based on the actual total project costs and a project fee based on net gaming and non-gaming PALA revenues. As additional consideration for all costs, risks, restrictions, and expenses associated with providing the guarantee, we will receive fees based primarily on a percentage of the outstanding loan balance.

RACETRACK ASSET SALES

    In connection with the stock purchase and racetrack asset sale transactions with some of our major stockholders, we are currently holding for disposition two assets that were formerly included in our gaming operations segment. We expect the sale of these assets to be completed by the end of March 2001. These assets include substantially all of the assets of Nuevo Sol Turf Club, Inc., which owns Sunland Park Racetrack & Casino in New Mexico, and our 25% equity interest in Ourway Realty, LLC, which owns the Plainridge Racetrack in Plainville, Massachusetts. After the disposition of these assets, we will retain the rights to manage gaming operations at the Massachusetts location.

GAMING SYSTEMS

GENERAL

    Our gaming systems segment consists of on-line lottery operations and systems, video lottery systems and pari-mutuel wagering systems and products.

ON-LINE LOTTERY

    We develop, manufacture, install and operate or license computer-based on-line lottery systems through our subsidiary Automated Wagering
International, Inc. On-line lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer, usually by dedicated telephone lines. In 1971, AWI designed and installed the country's first on-line lottery system for the New Jersey State Lottery. Since that time, we have developed and installed many system and service features that have subsequently become common in the lottery industry. In our lottery systems segment, in addition to designing new and innovative lottery games, we design, manufacture and distribute lottery terminals, central computers and software, and have developed the expertise to interface these products with a wide range of communications networks including telephone lines and alternate communications systems. An on-line lottery system includes both the hardware and software needed to process lottery transactions. The hardware consists of terminals located in retail outlets, a telecommunications network and a central computer system. Software components include communications applications, as well as the software that operates the system and processes sales and validation of lottery game tickets.

    In the United States, we typically market our products and services to state lottery authorities through long-term contracts awarded through a competitive bidding process. Under this system, we maintain ownership of the lottery system and operate it for the state in return for a percentage of lottery ticket sales. Once a contract is awarded to a lottery vendor, that vendor is typically the sole provider of on-line lottery services and operations to that jurisdiction for a specified time period within a defined geographic area. In contrast, in foreign jurisdictions and a minority of United States jurisdictions, lottery equipment and systems are generally sold, and related software is licensed to lottery authorities. In addition to providing equipment, we also train lottery personnel in the operation of the system for a fixed fee or a fixed plus percentage of handle fee, and offer add-on services, such as system enhancements, equipment maintenance and ticket stock production, under separate contracts.

    We generally install and commence operations of a lottery network within six to twelve months after being awarded a new lottery contract and, following the start-up of the lottery network, we are responsible for all aspects of the network's operations. We operate lottery systems in each jurisdiction with two or more central computer systems. In addition, we employ a dedicated workforce in each jurisdiction, which consists of a site manager, computer and hotline operators and customer service and terminal replacement and repair technicians. The equipment used in any jurisdiction must comply with specifications established by that jurisdiction, and new contracts typically require new equipment of recent manufacture. We depreciate the equipment and related implementation costs over the term of the related contract, including extensions upon their exercise by the lottery authority.

    Our on-line lottery revenues fluctuate depending on the relative sizes of jackpots, the number of terminals on-line and the volume of tickets sold in the jurisdictions in which we operate. All of our current domestic lottery contracts are facilities management contracts under which we install, operate and maintain a lottery network while retaining ownership or control of the lottery terminal network. The facilities management contracts have initial terms of approximately five to nine years, and generally contain one or more options permitting the lottery authority to extend the initial contract term. Prior to the expiration of the initial or extended term, a lottery authority is generally required by law to commence a competitive bidding process for a new lottery contract. The table below sets forth information regarding the term of each of our domestic lottery contracts and, as of June 30, 2000, the approximate number of retail terminals installed in each jurisdiction.

                                       ORIGINAL     CURRENT    EXPIRATION
                                       CONTRACT    CONTRACT      DATE OF     LOTTERY AUTHORITY      ON-LINE
                                       EFFECTIVE   EFFECTIVE     CURRENT         EXTENSION       TERMINALS AT
JURISDICTION                             DATE        DATE      CONTRACT(1)        OPTIONS        JUNE 30, 2000
------------                           ---------   ---------   -----------   -----------------   -------------
Delaware.............................  1/24/78     4/26/94      9/30/02           none                  345
Florida(2)...........................   1/8/88     10/29/98    12/31/04        2 two-year             8,503
Indiana..............................  1/13/99     1/13/99      8/28/06        3 one-year             3,981
Maryland(3)..........................  12/6/95     12/6/95      7/5/06            none                4,165
Minnesota............................  5/25/90     3/27/97      8/12/02        5 one-year             1,968
Pennsylvania.........................   3/1/77     2/23/98     12/31/05        3 one-year             5,530
South Dakota.........................  7/17/90     3/12/99      9/30/06        3 one-year               356
West Virginia(4).....................  2/29/00     2/29/00      7/1/05         2 one-year             1,399

------------------------

(1) Expiration dates do not reflect the exercise of the lottery authorities' extension options.

(2) In March 1999, the Department of Lottery of the State of Florida renegotiated and signed an amended contract for on-line lottery system and related services whereby we will design, install and operate a new statewide on-line lottery system for five years and three months, with 2 two-year renewal options. See the section "Business" under the heading "Litigation."

(3) In August 2000, the Maryland Board of Public Works granted us the maximum 5-year extension.

(4) The contract for provision of services to the West Virginia Lottery was awarded in 1999 and operations commenced July 1, 2000.

    In the United States, revenues from lottery ticket sales have grown, and many states have become increasingly dependent on their lotteries as significant funding sources. In 1970, only two states had authorized traditional lotteries, selling an aggregate of approximately $49.2 million in tickets. According to recent industry statistics, as of June 30, 2000, 38 jurisdictions in the United States were operating lottery systems, with aggregate lottery sales in excess of approximately $35 billion. Internationally, governments in approximately 80 countries have authorized lottery games, primarily as a means of generating non-tax revenues. Over 200 lotteries are operating worldwide, many of which are government-operated or privately licensed. We currently operate lottery systems for eight states, and have sold to and currently support or maintain lottery systems for customers in Canada, Chile, China,

Norway, Switzerland, Vietnam and the West Indies. We believe that we are well positioned to take advantage of anticipated future growth in the on-line lottery market, both in the United States and around the world.

VIDEO LOTTERY

    Video lottery gaming is the use of video gaming machines to provide low stakes gaming entertainment to enhance revenue for states and other lottery jurisdictions. The machines, offering games including poker, blackjack, bingo, keno, as well as spinning reel games, are generally located in age-restricted establishments. The stakes on video lottery gaming machines typically range from $0.25 to $2.50 per play, and payoffs typically are capped at $100 to $1,000. Currently, eight U.S. states (Delaware, Louisiana, Montana, New Mexico, Oregon, South Dakota, Rhode Island, and West Virginia), five states in Australia, eight Canadian provinces, Iceland, Norway, Sweden and South Africa have authorized various levels and forms of video lottery gaming.

    Video lottery gaming machines can be operated either through a central control system controlled by a governmental authority or on a stand-alone basis. In every domestic video lottery gaming jurisdiction except Montana, the gaming machines are connected to a central control system. We believe that the greater control and monitoring ability offered through central control systems will encourage new jurisdictions to adopt a video lottery program and use such systems. Casinos also use similar technology to monitor and manage progressive systems.

    We provide central control systems for video lottery gaming to government entities through our VLC Government business unit. We derive revenues from our central control system software through the granting of licenses to use the software and by providing installation and maintenance services with respect to the software. We have designed and installed software for video lottery central control systems for Delaware, New Mexico, South Dakota, Loto Quebec, the Atlantic Lottery Commission's multi-jurisdictional system now covering four provinces in eastern Canada, Tattersall's and TABCORP in Victoria, Australia, Independent Gaming Corporation in South Australia, the Northern Territory Racing & Gaming Authority of Northern Territory, Australia, and the Icelandic Gaming Fund Raising in Iceland.

    Our central control systems incorporate state-of-the-art technology, and are designed with features intended to appeal to the concerns of the operator, including: security of communications, central control of gaming machines on the system, the compatibility of our central control system with gaming machines made by other manufacturers, economy of operation due to the ability to use a dial-up format (as opposed to requiring dedicated lines), on-demand generation of reports and audits, the capability to transfer funds electronically and the flexibility to meet the needs of markets of various sizes, accommodate regulatory changes and adapt to new game designs and features. Our Advanced Gaming System software is modular in design, and allows for the addition of new features, such as player tracking, wide-area progressives and downloadable software to gaming machines. We market our central control system software through our direct sales force, generally beginning when a legislative body is considering the adoption of video lottery enabling legislation.

PARI-MUTUEL

    Pari-mutuel wagering is pooled wagering in which a central system totals the amounts wagered and adjusts the payouts to reflect the relative amounts bet on a racing event's various outcomes. The pooled wagers are paid out to bettors as winnings, to the applicable regulatory or taxing authorities, and as purses to the owners and trainers of the horses or greyhounds to encourage them to enter the racetrack's live races. The balance of the pooled wagers is retained by the wagering facility.

    Pari-mutuel wagering is currently authorized in 42 U. S. states, all provinces in Canada, and many foreign countries, and is conducted at horse and greyhound racetracks, off-track betting facilities and jai alai frontons. We provide pari-mutuel wagering services, through our United Tote subsidiary, to over 120 of the approximately 350 pari-mutuel facilities in North America, as well as to facilities in South America, the Philippines, Spain and the West Indies. We have the ability to manage large volume pari-mutuel operations, as demonstrated by the fact that our largest pari-mutuel customer is currently Churchill Downs, one of the most prominent horse racetracks in the United States.

    Our pari-mutuel business has significant growth potential. While on-track attendance and handle from pari-mutuel wagering at live events in the United States has markedly decreased over the last decade, this decline has been more than offset by the increase in simulcast and off-track wagering handle during the same period. For example, according to recent industry statistics, pari-mutuel horse-racing wagering handle in the United States grew from $9.9 billion in 1994 to $13.7 billion in 1999, a compound annual growth rate of 7%. The increase in remote wagering has resulted in increased pari-mutuel handle by facilitating around-the-clock wagering availability, year-round racing events upon which to wager (previously impracticable due to seasonal nature of regional racing activity), and the consolidation of "live" racing. In addition to opportunities in the pari-mutuel business, we also expect that our relationships with pari-mutuel facilities could provide us with gaming machine placement opportunities in the future if, as current trends in some jurisdictions indicate may be the case, jurisdictions that currently permit only pari-mutuel wagering decide to permit gaming machine activity in pari-mutuel facilities.

    In addition to providing, maintaining and operating pari-mutuel systems, we also design products used in those systems. These products include high-performance computer hardware and software systems that are used in pari-mutuel terminals, as well as the terminals themselves. Our terminals feature an enhanced display and a built in magnetic card reader. Some of our terminals are portable and wireless, and others allow telephone wagering. Approximately 8,500 of our terminals are presently in service at customer locations.

COMPETITION

    GAMING MACHINES. We compete with domestic and foreign manufacturers of video gaming equipment and providers of traditional on-line lottery systems and casino-based gaming machines. Among our competitors in this market are Alliance Gaming, Aristocrat, Atronic, Casino Data Systems, GTECH, IGT, Silicon Gaming, Spielo Gaming International and WMS Industries. We must continually adapt our products to consumer preferences in order to effectively compete in this market, particularly since many of our competitors are larger than we are and have access to greater financial resources.

    GAMING OPERATIONS. Our casinos in Colorado face competition from several large new casinos that have opened in their areas within the past few years, and we are aware of several other casino projects in various stages of planning. Our route operations in Nevada must compete with the broad gaming opportunities that are available in Nevada, and our Montana route operations compete directly with other machine route businesses and with companies selling video lottery gaming machines directly to location owners.

    GAMING SYSTEMS. Relatively few new or rebid on-line lottery contracts are awarded each year, and lottery contract awards in the United States are often challenged by unsuccessful bidders through litigation. Our principal competitor in the on-line lottery business, GTECH, is significantly larger than we are, currently supplying lottery systems to 26 of the 38 United States on-line lottery jurisdictions. GTECH also has a substantial international presence. Other lottery competitors include Autotote Corporation, EssNet/Alcatel, International des Jeux (Lotto France), International Lottery and Totalizer Systems and several other companies. In jurisdictions with both on-line and video lottery gaming products, the products may compete with each other for wagering market share. Our principal pari-mutuel competitors are AmTote, Autotote and, at some facilities, a limited number of other smaller, local and regional companies. Pari-mutuel competition outside of North America is more fragmented, with competition provided by several international and regional companies. No single pari-mutuel company maintains a dominant market position internationally, although some companies possess regional strengths.

INTELLECTUAL PROPERTY RIGHTS

    We have secured, and endeavor to secure, to the extent possible, exclusive rights in some of our proprietary gaming machines, on-line lottery systems and pari-mutuel products, primarily through federal and foreign intellectual property rights, such as patents and trademarks. The United States Patent and Trademark Office has issued patents to us covering various games and concepts, all of which extend until at least 2008. The most notable of our patents is our patent on bonusing features related to our market-leading "game within a game" concept, which incorporates into a slot machine a "secondary event." This is the concept that we use in the Wheel of Gold-TM- and Wheel of Fortune-TM- gaming machines. We have also filed patent applications and trademark applications in strategically selected foreign countries. We are not aware of any pending claims of infringement or other challenges to our right to use our patents, trademarks or other intellectual property in any of our current businesses.

MANUFACTURING AND SUPPLIERS

    Almost all of our gaming machines are manufactured by third parties, including Bally Gaming International, Casino Data Systems, IGT and Sigma Games. We expect to continue our reliance on third parties for the manufacture of our proprietary games. Our primary manufacturing facility for on-line lottery and pari-mutuel systems and products is located in Bozeman, Montana. The manufacturing operations at this location consist primarily of assembly and testing of lottery system terminals, gaming system machines and pari-mutuel systems machines.

EMPLOYEES

    At June 30, 2000, we employed approximately 2,790 persons, the substantial majority of whom are non-management personnel. None of our employees is covered by a collective bargaining agreement, and we believe that we have satisfactory employee relations.

                             GOVERNMENT REGULATION

OVERVIEW OF GAMING REGULATION

    The manufacture and distribution of gaming machines and the operation of gaming facilities are subject to extensive federal, state, provincial and local regulation. While the regulatory requirements vary from jurisdiction to jurisdiction, virtually all jurisdictions require licenses, findings of suitability and other required approvals with respect to us, our key personnel and products. These authorizations typically involve rigorous background investigations of officers, directors, and key personnel and a comprehensive review of our business transactions and operations. Gaming machines and associated equipment must also be tested and approved to ensure compliance with required standards of operation and play. The gaming laws and regulations of substantially all jurisdictions require beneficial owners of more than 5% of our outstanding common stock to file reports and may require them, at the discretion of the gaming regulatory authorities, to file an application for a finding of suitability depending on the amount of stock ownership and the person's ability to influence or control our management.

    Laws of the various gaming regulatory agencies generally serve to protect the public and ensure that gaming related activity is conducted honestly, competitively, and free of corruption and unsuitable persons. Gaming regulatory authorities may bring an action to revoke, suspend, condition, or restrict a license for any cause determined to be in violation of its laws or regulations. Fines for violation of gaming laws or regulations may be levied against the holder of a license and persons involved.

    The regulation of state video lottery programs is similar to the regulatory oversight in casino jurisdictions. In general, licenses, product testing, and findings of suitability are required of manufacturers, distributors, and operators of video lottery terminals, or VLTs, by the state lottery or governmental agency administering the video lottery program. There are presently eight video lottery operations authorized under state law in the United States. We manufacture and market VLTs and central monitoring systems for government-sponsored video lottery programs in the United States and international jurisdictions. Generally, maximum wagers and prize awards are limited to smaller amounts than those authorized in casino jurisdictions. VLTs are typically linked to a central computer for accounting and security purposes and are monitored by state lotteries or other government agencies. We and our affiliated gaming subsidiaries have received licenses to engage in gaming operations from the regulatory jurisdictions listed in the chart below. We can, however, give no assurances that we will be able to secure the renewal of required licenses or permits in the future or that new licenses applied for will be granted.

CASINO OPERATIONS

    Our Colorado Grande Casino and the Colorado Central Station Casino located and operating in Cripple Creek and Black Hawk, Colorado, respectively, are subject to the licensing and regulatory control of the Colorado Limited Gaming Control Commission (the "Colorado Commission") and the Colorado Division of Gaming (the "Colorado Division"), (collectively the "Colorado Authorities"). Each casino in Colorado requires a retail gaming license, which must be renewed annually.

    Our Sunland Park Racetrack & Casino located and operating in Sunland Park, New Mexico is subject to the licensing and regulatory control of the New Mexico Racing Commission and New Mexico Gaming Control Board (collectively the "New Mexico Authorities"). The casino requires a current license to conduct pari-mutuel wagering at the racetrack facility and a gaming operator's license, both of which are renewable annually. The sale of alcoholic beverages at our casinos is subject to licensing, control, and regulation by the applicable state and local authorities. All alcoholic beverage licenses are revocable and are not transferable. Alcoholic beverages are not permitted in the casino area of the Sunland Park facility.

    The legislation and regulations governing the Colorado and New Mexico casino operations mandate investigations for findings of suitability, registration and other approvals which are similar to those required of other gaming jurisdictions discussed above. These include, but are not limited to, findings of suitability for officers, directors and key personnel; individuals accruing beneficial stock ownership in our publicly traded shares; approval of the placement and operation of gaming machines; and notification and approval of any change in ownership or corporate officers and directors, us or our subsidiaries.

    Additionally, the casino operations are subject to extensive scrutiny and regulation in certain areas of the operations for which procedures and plans must be developed and approved by the Colorado and New Mexico Authorities. These include, but are not limited to: administrative, accounting, security, prize payouts, age requirements for patrons; game placement, purchase of approved gaming machines and associated equipment; business operations, licensing of all casino employees; and internal controls. New Mexico is the first state to mandate responsible gambling guidelines for the industry as part of their licensing requirements. Applicants for a license must develop a Compulsive Gambling Assistance Plan ("Plan") to assist in the prevention, education and treatment of compulsive gambling for submission and state approval. The Plan must include a detailed description of the program, its estimated costs for administration, and educational training sessions for the licensee's employees that address methods of recognizing compulsive gambling behavior, intervention techniques and other subjects as determined by the Board. The New Mexico Authorities approved our Plan in the granting of Sunland's gaming operator's license. We have a Director of Responsible Gaming, who is responsible for administering the responsible gaming program and Plan at Sunland Park
Racetrack & Casino as well as for other areas of our operation. In addition, .25% of net win is paid to support a state administered problem gaming fund.

    The Colorado and New Mexico Authorities have broad discretion to revoke, suspend, not renew, condition, limit, or fine a licensee for failure to satisfy the requirements for licensure or any violation of the state gaming statutes or regulations. Our licenses have been renewed each year since they were initially received in 1991 for the Colorado Grande Casino, 1993 for the Colorado Central Station Casino, and 1999 for the Sunland Park Casino. We can give no assurances, however, that these Authorities will give or renew such required licenses, permits or approvals in the future, and their failure to do so would have a material adverse effect on our operations.

    In addition to the annual license fees, we must pay gaming taxes on a percentage of the net proceeds generated at our three casino locations. Casino gaming operators in New Mexico are taxed at 25% of the net take, which is defined under New Mexico law as the total amount wagered and other compensation received for operating games less the total amount paid out in prizes and amounts paid to purchase annuities for progressive jackpots. Gaming machines are limited to 300 at each casino location. Effective July 1 of each year, the Colorado Gaming Commission establishes the gross gaming revenue tax for the following 12 months. Effective July 1, 1999, the Colorado Gaming Commission approved a revised tax structure reducing the annual tax on adjusted gross proceeds ("AGP"), defined under Colorado law as the total amount wagered minus the total amount paid out in prizes. Gaming taxes for the period of July 1, 1999 through June 30, 2001 have been set at .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million of AGP, 4% from $4.0 million to $5.0 million of AGP, 11% from $5.0 million to $10.0 million of AGP, 16% from $10.0 million to $15.0 million AGP, and 20% of amounts in excess of $15.0 million of AGP. The tax rate from October 1996 through June 1999 for casino operations was set by the Colorado Gaming Commission at 2% of the first $2.0 million of AGP, 4% from $2.0 million to $4.0 million of AGP, 14% from $4.0 million to $5.0 million of AGP, 18% from $5.0 million to $10.0 million of AGP, and 20% of amounts in excess of $10.0 million of AGP.

    The City of Cripple Creek currently imposes a two-tiered quarterly device fee of $225 per device on the first 50 devices and $300 per device on devices of 51 or more. Black Hawk's annual fee per device is $750.00. Black Hawk and Cripple Creek also impose liquor licensing fees, restaurant fees, and parking impact fees. Further, we have paid, and in the future may be required to pay, local parking and other municipal "impact fees" based on the square footage of our facilities. Under the Colorado Constitution, the Commission is authorized to increase the gaming tax rate to as much as 40%.

    There can be no assurance that the taxes or fees applicable to our casino operations will not be increased in the future, either by the electorate, legislation, or action by the New Mexico or Colorado Gaming Authorities resulting in an adverse effect on our operations. Also, there can be no assurances that future initiatives or other legislative changes imposing additional restrictions or prohibitions on gaming in the two states will not be introduced. If passed, such measures could cause a significant adverse affect on our operations in Colorado and New Mexico.

       CURRENT JURISDICTIONS IN WHICH THE COMPANY OR CERTAIN SUBSIDIARIES
                        ARE LICENSED TO CONDUCT BUSINESS

                                               UNITED STATES                                                     INTERNATIONAL
-----------------------------------------------------------------------------------------------------------  ---------------------
                                                           PARI-MUTUEL                                          CASINO OR VIDEO
    VIDEO LOTTERY               CASINO SUPPLIER               RACING               NATIVE AMERICAN              GAMING SUPPLIER
---------------------   --------------------------------  --------------   --------------------------------  ---------------------
Delaware                Colorado                          Arizona          Arizona (8 jurisdictions)         AUSTRALIA
Louisiana               Illinois                          Ak-Chin, AZ      California (7 jurisdictions)      New South Wales
Montana                 Indiana                           Colorado         Connecticut (2 jurisdictions)     South Australia
Oregon                  Iowa                              Florida          Iowa (3 jurisdictions)            Tasmania
Rhode Island            Louisiana                         Idaho            Kansas (3 jurisdictions)          Victoria
South Dakota            Michigan                          Indiana          Louisiana (3 jurisdictions)       Western Australia
West Virginia           Missouri                          Iowa             Michigan (9 jurisdictions)        CANADA
                        Mississippi                       Sac & Fox, IA    Minnesota (9 jurisdictions)       Alberta
                        Nevada                            Kansas           Mississippi (1 jurisdiction)      New Brunswick
                        New Jersey                        Kentucky         New Mexico (11 jurisdictions)     Newfoundland
                        South Dakota                      Louisiana        North Dakota (4 jurisdictions)    Nova Scotia
                                                          Carencro, LA     Oregon (7 jurisdictions)          Ontario
CHARITABLE              CASINO OPERATOR                   Maine            South Dakota (4 jurisdictions)    Prince Edward Island
------------            ------------------                Montana          Wisconsin (8 jurisdictions)       Quebec
Mississippi             COLORADO                          New Jersey                                         Saskatchewan
                        Colorado Central Station Casino   New Mexico                                         SOUTH AFRICA
                        Colorado Grande Casino            Ohio                                               Gauteng
                        NEW MEXICO                        Rhode Island                                       Mpumalanga
                        Nuevo Sol Turf Club d/b/a         Texas
                        Sunland Park Racetrack & Casino   West Virginia
                                                          Wisconsin
                                                          CANADA
                                                          Ontario
                                                          Saskatchewan

LOTTERY OVERVIEW

    There are currently 38 lotteries operating in the United States and District of Columbia. All the lotteries operate under legislative authorization of each respective state and offer various forms of lotto and instant scratcher games. We provide on-line systems, terminals, technical operations and marketing services to the following state lotteries: Delaware; Florida; Indiana; Maryland; Minnesota; Pennsylvania; South Dakota; and West Virginia. We also provide on-line systems and services to lotteries in Chile, China, Norway, Switzerland, Vietnam and the West Indies. Policy and management decisions of lottery operations in the United States are generally governed by a commission appointed by the governor or other official of each state with the day-to-day operations of the lottery administered by a director appointed either by the governor or lottery commission.

    To ensure the integrity of their lottery operations, most United States jurisdictions require detailed background disclosure and investigations of vendors providing goods and services under a contract award for a major procurement, which typically include: on-line systems, terminals, and services; instant ticket printing; ticket validation systems; drawing equipment; and advertising services. Background investigations typically are conducted on company subsidiaries, affiliates, officers, directors, and stockholders who own 5% or more of our outstanding capital stock for purposes of meeting suitability standards defined under statutes and regulations of each jurisdiction. Additionally, jurisdictions require vendors to meet comprehensive standards as described in a lottery's request for proposals or invitation for bid for the goods and services contracted. Failure on the part of a vendor to meet the described suitability standards or provider requirements could jeopardize the award of a lottery contract to us or provide grounds for the termination of an existing lottery contract. Additionally, we are subject to the imposition of liquidated damages by the lottery regulators for central system and terminal downtime and have made payments to some state lotteries under the liquidated damages provisions of our contract.

    The award of lottery contracts and ongoing operations of lotteries in international jurisdictions are also often highly regulated, although the operations typically vary from lotteries in the United States. In addition, foreign jurisdictions may impose restrictions on United States corporations seeking to do business in those jurisdictions.

    We regularly engage public affairs advisors and lobbyists in various United States jurisdictions to advise legislators and the public in connection with lottery legislation, and to advise us in connection with contract proposals.

    In recent years, it has become increasingly common in the United States for procurement procedures to allow an unsuccessful lottery provider to appeal a decision to award the lottery to another party. Appeals typically take the form of an administrative hearing, or a judicial hearing or both. Once an appeal is filed, it may be several years before the outcome of the appeal is finally known assuming the appellant exercises all available avenues of appeal. This introduces an element of unpredictability into the on-line lottery market that may continue long after procurements have been awarded.

PARI-MUTUEL RACING REGULATION

    Our operations in the manufacturing, sale and operation of live and simulcast wagering systems for pari-mutuel wagering facilities in certain jurisdictions are also subject to extensive state regulatory and licensing requirements similar to our on-line lottery, video lottery and gaming machine subsidiaries.

    The most extensive pari-mutuel regulation affecting us is in the State of New Mexico, the only venue in which our subsidiaries are licensed as a racetrack operator and a supplier of pari-mutuel wagering equipment. These operations are subject to the licensing and regulation of the New Mexico Racing Commission. The NMRC annually approves licenses to conduct live quarter horse and thoroughbred race meets and to participate in simulcasting based upon applications submitted by the racetrack. In the horse racing industry, simulcasting involves sending and receiving audio and video signals of live races to and from off-track facilities, including other racetracks, for the purpose of wagering.

    Although we and our affiliated gaming subsidiaries have received licenses to engage in pari-mutuel wagering operations from the regulatory jurisdictions listed in the preceding chart, we can give no assurances that these jurisdictions will renew our required licenses or permits in the future or approve any additional required filings.

FEDERAL REGULATION AND RELATED DEVELOPMENTS

    The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines, gaming machine devices and components across interstate lines unless that person has first registered with the Attorney General of the United States. We and those subsidiaries involved in gaming activities are registered and must renew their registrations annually. In addition, various record keeping and equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure or forfeiture of equipment, as well as other penalties.

NEVADA REGULATORY MATTERS

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

    Anchor Gaming is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and has been found suitable as the sole stockholder of Anchor Coin and Powerhouse Technologies, Inc. Powerhouse Technologies is registered by the Nevada Commission as an Intermediary Company and has been found suitable as the sole stockholder of VLC of Nevada, Inc. and VLC, Inc. (f/k/a Video Lottery Consultants, Inc.) Anchor Coin, a wholly-owned subsidiary of Anchor Gaming, is licensed as a manufacturer, distributor, and operator of a slot machine route by the Nevada Gaming Authorities. VLC of Nevada, Inc., a wholly-owned subsidiary of Powerhouse Technologies, is licensed as a manufacturer, distributor, and slot machine route operator in the State of Nevada. VLC, Inc., a wholly-owned subsidiary of Powerhouse Technologies, is also licensed by the Nevada Authorities as a manufacturer and distributor.

    For purposes of this section regarding Nevada Regulatory matters, Powerhouse Technologies is referred to as the "Intermediary Company." Anchor Coin, VLC, Inc. and VLC of Nevada, Inc. are collectively referred to as ("Gaming Subsidiaries"). Gaming licenses held by the Gaming Subsidiaries require the periodic payment of fees and taxes and are not transferable. As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Intermediary Company or the licensed Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We, Intermediary Company and Gaming Subsidiaries have obtained the various registrations, approvals, permits, findings of suitability and licenses from the Nevada Gaming Authorities required to engage in the manufacture and distribution of gaming devices and operation of slot routes in Nevada.

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

    Legislation amending the Gaming Control Act was passed in 1999 that requires any person, including an operator of an inter-casino linked system, who is authorized to receive a share of the revenue from any slot machine or gaming device operated on the premises of a licensee, to remit and be liable to the licensee for that person's proportionate share of the license fees and tax paid by the licensee. The legislation did not increase the tax, which for unrestricted locations ranges from 3% to 6% of gross revenues (the difference between amounts wagered by casino patrons and payments made to casino patrons). The legislation will have some impact on our operations in those revenue participation arrangements where the associated costs of fees and taxes have not been shared. Historically, however, our gaming subsidiary, Anchor Coin, has paid all taxes and fees under lease agreements with retail chains in its slot route operations. In the operation of gaming machines under a number of participation arrangements, taxes and fees are typically shared on the same basis as revenues. Significant increases in the fixed fees or taxes currently levied per machine or the tax currently levied on gross revenues could have a material adverse effect on us.

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us, Intermediary Company or licensed Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors, and key employees of us and Intermediary Company who are actively and directly involved in the gaming activities of the licensed Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to have a continuing relationship with us, Intermediary Company or a licensed Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us, Intermediary Company or licensed Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    We and licensed Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by Anchor Coin must be reported to or approved by, the Nevada Commission.

    If it were determined that a licensed Gaming Subsidiary violated the Nevada Act, the gaming licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, Intermediary Company, licensed Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect Anchor.

    Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of our voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

    The Nevada Act requires any person who acquires more than five percent of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails a written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10% but not more than 15% of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor will not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter or bylaws, management, policies, or our operations or any of our gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies, or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities that must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of its beneficial owners. The applicant is required to pay all costs of investigation.

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identity the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, Intermediary Company or licensed Gaming Subsidiaries, we do any of the following: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

    The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

    We are required to maintain a current stock ledger in Nevada that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require our stock certificates to bear a legend indicating that such securities are subject to the Nevada Act.

    We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The filing of an exchange offer registration statement or shelf registration statement with respect to the notes constitutes a public offering of our securities that requires the prior approval of the Nevada Commission. On June 24, 1999, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two year approval period. The Shelf Approval also applies to any affiliated company wholly-owned by us (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for our gaming subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, us or one of our affiliates in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of our gaming subsidiaries (collectively, "Stock Restrictions"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful. The exchange offer for our senior subordinated notes that we anticipate issuing in connection with the Fulton family transaction will constitute a public offering (as defined in the Nevada Act) and will be made pursuant to the Shelf Approval. Any Stock Restrictions in respect of our senior subordinated notes that we anticipate issuing in connection with the Fulton family transaction to be issued in the exchange offer are covered by the Shelf Approval. However, any Stock Restrictions in respect of our senior subordinated notes that we anticipate issuing in connection with the Fulton family transaction are not covered by the Shelf Approval and will require the prior approval of the Nevada Commission in order to be effective. Although we will file an application for such approval, there can be no assurance that such approval will be granted.

    Changes in our control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby such person obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a

Registered Corporation must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process of the transaction.

    The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defense tactics affecting Nevada gaming licensees and Registered Corporations that are affiliated with those operations may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to: (i) assure the financial stability of corporate gaming operators and their affiliates;
(ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purpose of acquiring control of the Registered Corporation.

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

NATIVE AMERICAN GAMING REGULATIONS

    We, through our various gaming subsidiaries, manufacture and supply gaming equipment to several Native American tribes and are engaged in the development of a Class III gaming and entertainment facility on the reservation land of the Pala Band of Mission Indians. Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American lands. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA established the National Indian Gaming Commission ("NIGC") to operate as an independent agency, within the U. S. Department of the Interior, to exercise primary federal regulatory responsibility over certain tribal gaming activities. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

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

    Class I Gaming on Native American lands is within the exclusive jurisdiction of the Native American tribes and is not subject to the provisions of IGRA. Class II Gaming is permitted on Native American lands if (a) the state in which the Native American lands lie permits such gaming for any purpose by any person, organization or entity; (b) the gaming is not otherwise specifically prohibited on Native American lands by federal law; (c) the gaming is conducted in accordance with a tribal ordinance or resolution which has been approved by the NIGC; (d) a Native American tribe has sole proprietary interest and responsibility for the conduct of gaming; (e) the primary management officials and key employees are tribally licensed; and (f) several other requirements are met. Class III Gaming is permitted on Native American lands if the conditions applicable to Class II Gaming are met and, in addition, the gaming is conducted in conformance with the terms of a written agreement between a tribal government and the government of the state within whose boundaries the tribe's lands lie (a "tribal-state compact"). The IGRA prohibits all forms of Class III Gaming unless the tribal-state compact specifically authorizes the types of Class III Gaming the tribe may offer. Such tribal-state compacts also provide, among other things, the manner and extent to which each state will conduct background investigations and certify the suitability of the manager, its officers, directors, and key employees to conduct gaming on tribal lands.

    The IGRA requires NIGC approval of management contracts for Class II and Class III Gaming, as well as the review of all agreements collateral to the management contracts. The Management Contract relating to our agreement with Pala has been approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% stockholder of the management company: (i) is an elected member of the Indian Tribal Government which owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribes; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or if a trustee, exercising due diligence, would not approve such management contract. A management contract will be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and the income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues, as determined by the NIGC; provided that the NIGC may approve up to a seven-year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term period. The agreement between us and Pala has been approved for a seven-year term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of law or an issue affecting suitability.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of
Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, or on an account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of Section 81 with respect to our Management Contract for Pala and intend to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

    Indian tribes are sovereign in their own governmental systems, which have primary regulatory authority over gaming on land within the tribes' jurisdiction. Thus, a contract with an Indian tribe may not be an enforceable legal obligation under the laws of any state or of the United States. Additionally, persons engaged in gaming activities with Indian tribes, as we are, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by IGRA. The NIGC may determine that some or all of the ordinances require amendment, and that additional requirements, including additional licensing requirements, may be imposed on us. We have received no such notification regarding Pala.

OTHER JURISDICTIONS AND GOVERNMENT APPROVALS

    Most of the other jurisdictions in which we and our subsidiaries conduct business or intend to conduct business in the future require various licenses, permits, findings of suitability or other approvals (collectively "Government Approvals") in connection with the manufacture and/or distribution of gaming devices or as a supplier of system, equipment, and services to the lottery and racing industries. These jurisdictions exert substantial regulatory controls over us typically involving restrictions similar in most respects to those of Nevada. Obtaining required approvals and licenses can be time consuming and costly and there can be no assurance of success.

    Some jurisdictions allow us to operate under a temporary Government Approval or on a transactional basis during a pending comprehensive background investigation. While we have received Government Approvals in all of the jurisdictions in which our applications have been acted upon, there can be no assurance that required Government approvals will be given or renewed in the future. In addition, there can be no assurance that regulations adopted, taxes imposed, or legislation limiting gaming by other states will permit profitable operations by us.

    The filing of an exchange offer registration statement or shelf registration statement with respect to our senior subordinated notes that we anticipate issuing in connection with the Fulton family transaction constitutes a public offering of our securities that requires the prior approval of the Mississippi Gaming Commission. In March 2000, the Mississippi Gaming Commission granted us a shelf approval to make public offerings of securities for a period of two years, subject to some conditions. This shelf approval may be rescinded for good cause without prior notice upon the issuance of any interlocutory stop order by the Executive Director of the Mississippi Gaming Commission. Our shelf approval in Mississippi expires on March 16, 2002. If this shelf approval is rescinded, then the exchange offer or shelf registration will require the separate prior approval of the Mississippi Gaming Commission. We can give you no assurance that, if a separate prior approval is required, such approval will be granted in a timely fashion, or at all.

ITEM 2.  PROPERTIES

PROPERTIES

    Our principal properties consist of the following:

    AWI FACILITY. Our Clifton, New Jersey facility is a 140,000 square foot leased facility used in the gaming systems segment.

    BOZEMAN, MONTANA MANUFACTURING FACILITY. Our Bozeman, Montana facility houses our on-line lottery and pari-mutuel terminal manufacturing operations, as well as administrative and engineering functions. We own this facility, which includes nearly 80,000 square feet of manufacturing and office space. In addition, we lease 73,500 square feet of warehouse, manufacturing and office space in Bozeman and the surrounding area.

    COLORADO CENTRAL STATION CASINO. The Colorado Central Station Casino, which is owned by us and used in the gaming operations segment, is situated on approximately 1.8 acres of land on the south end of Black Hawk, near Main Street and Colorado State Highway 119.

    COLORADO GRANDE CASINO. The Colorado Grande Casino, which is a leased facility used in the gaming operations segment, is located 55 miles from Colorado Springs and 75 miles from Pueblo, Colorado.

    CORPORATE HEADQUARTERS. Our Las Vegas headquarters facility is located in Las Vegas, which is leased, includes 34,000 square feet of office space and 30,000 square feet of sub-assembly and warehouse space. We use the facility for executive offices, as well as for the Nevada route operations, proprietary games business and certain administrative and engineering functions.

    SUNLAND PARK RACETRACK & CASINO. Sunland Park Racetrack & Casino is located on 152 acres of improved land in New Mexico, adjacent to El Paso, Texas and near Juarez, Mexico. Sunland Park is managed under our gaming operations segment and is currently being held for disposition in connection with the racetrack asset sale transaction.

    We have additional leases of various small facilities throughout the jurisdictions in which we operate for sales and customer service functions. We believe that the properties described above will be adequate for our business needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

    On February 17, 2000, we filed a complaint in U.S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questions certain specified accounting practices that were used prior to the acquisition.

    In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI, a subsidiary of ours, in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. Subsequent to the execution of the renegotiated contract between AWI and the Florida Lottery in March 1999, GTECH Holdings Corporation amended the complaint.

    On January 28, 2000 the Circuit Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999.

Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and AWI, on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result, an automatic stay of the prior order took place. The Florida Lottery and AWI filed an appeal on March 27, 2000. The appeal is currently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. We will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that our AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to us. As of the date of this annual report on Form 10-K, we have invested approximately $35 million in equipment and systems for the Florida Lottery. If we are unsuccessful in this litigation, this capital expenditure may be jeopardized.

    In February 1999, we and the Anchor-IGT joint venture filed an action in U.
S. district court, District of Nevada, against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of our secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to our lawsuit by filing an answer and counterclaim against us and the Anchor-IGT joint venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against us and the Anchor-IGT joint venture alleging wrongful use of Acres intellectual property and breach of fiduciary duties. We believe Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon state circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. The lawsuits were filed in various jurisdictions following our announcement in early
December 1997 that our results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of a purported class of purchasers of our stock and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned In re Anchor Gaming Securities Litigation, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgment in our favor. The consolidated state action, captioned Ryan, et al. v. Anchor Gaming, et al., Civil No. 98-A383456-C, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. We believe that the claims are without merit, and we intend to vigorously contest the lawsuits. We cannot presently state the nature of further proceedings, if any, in the state or federal actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

    None

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock is listed on the Nasdaq National
Market-Registered Trademark- and trades under the symbol "SLOT." The following table sets forth the high and low closing prices per share of our common stock on the Nasdaq National Market for the described periods. We have not declared any dividends from the time of the IPO until the filing date of the 10-K.

                                                                    PRICE RANGE
                                                              -----------------------
FISCAL 2000                                                     HIGH           LOW
-----------                                                   --------       --------
  First quarter.............................................    $59 1/2        $44 7/8
  Second quarter............................................    $63 7/16       $41 25/32
  Third quarter.............................................    $47 5/16       $36
  Fourth quarter............................................    $48 3/8        $35

                                                                    PRICE RANGE
                                                              -----------------------
FISCAL 1999                                                     HIGH           LOW
-----------                                                   --------       --------
  First quarter.............................................    $74 1/4        $48
  Second quarter............................................    $59 7/8        $44 1/8
  Third quarter.............................................    $60 1/4        $33 1/8
  Fourth quarter............................................    $51 7/16       $38 13/16

    As of September 20, 2000, there were approximately 4,000 beneficial holders of our common stock.

    The board of directors intends to retain any of our earnings to support operations and to finance expansion and does not intend to pay cash dividends on our common stock in the foreseeable future. We are a party to a revolving credit facility with a bank that restricts the payment of dividends. We also intend, as of the date of this report, to issue $250 million principal amount of senior subordinated notes that will restrict our ability to pay dividends. Subject to contractual restrictions, any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the following financial data in conjunction with, the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere or incorporated by reference in this annual report on Form 10-K. The closing of the Powerhouse acquisition occurred virtually concurrently with the end of our fiscal year ended June 30, 1999 and, as a result, our financial statements for the years ended June 30, 1999 and earlier do not include any Powerhouse results of operations in the accompanying table with the exception of the acquired in-process research and development charge recorded for the year ended June 30, 1999. The income statement and balance sheet data for each of the five years ended June 30, 2000 were derived from our audited consolidated financial statements.

                                                                 FISCAL YEAR ENDED JUNE 30,
                                                    -----------------------------------------------------
                                                      1996       1997       1998       1999       2000
                                                    --------   --------   --------   --------   ---------
                                                                       (IN THOUSANDS)
  INCOME STATEMENT DATA:
  Revenues:
    Gaming machines...............................  $ 21,457   $ 49,716   $113,677   $123,698   $ 154,680
    Gaming operations.............................    95,009    104,033    118,255    125,233     189,938
    Gaming systems................................        --         --         --         --     180,585
                                                    --------   --------   --------   --------   ---------
      Total revenues..............................   116,466    153,749    231,932    248,931     525,203
                                                    --------   --------   --------   --------   ---------
  Costs of revenues:
    Gaming machines...............................    12,113     11,397     25,054     34,401      35,892
    Gaming operations.............................    45,288     54,639     62,721     70,419     124,529
    Gaming systems................................        --         --         --         --     105,083
                                                    --------   --------   --------   --------   ---------
      Total costs of revenues.....................    57,401     66,036     87,775    104,820     265,504
                                                    --------   --------   --------   --------   ---------
  Gross margin....................................    59,065     87,713    144,157    144,111     259,699
  Other costs:
    Selling, general and administrative...........    21,074     21,581     23,343     24,243      69,343
    Research and development......................        --      2,023      1,922      1,173      16,528
    Acquired in-process research and
      development(1)..............................        --         --         --     17,500          --
    Project cost write-downs......................        --      2,117         --         --          --
    Impairment and restructuring charges(2).......        --         --         --         --       2,641
    Depreciation and amortization.................     4,110      8,798     12,661     17,380      50,951
                                                    --------   --------   --------   --------   ---------
      Total other costs...........................    25,184     34,519     37,926     60,296     139,463
                                                    --------   --------   --------   --------   ---------
  Income from operations..........................    33,881     53,194    106,231     83,815     120,236
  Interest income.................................     2,028      3,793      2,989      3,850       1,998
  Interest expense................................      (429)      (288)      (226)      (113)    (16,475)
  Other income (expense)(3).......................        43        (22)       446       (623)      1,611
                                                    --------   --------   --------   --------   ---------
  Income before provision for income taxes........    35,523     56,677    109,440     86,929     107,370
  Provision for income taxes......................    13,188     21,001     41,040     39,422      42,411
                                                    --------   --------   --------   --------   ---------
  Net income......................................  $ 22,335   $ 35,676   $ 68,400   $ 47,507   $  64,959
  Weighted average shares outstanding.............    11,820     13,321     12,751     12,164      11,833
  Basic earnings per share........................  $   1.89   $   2.68   $   5.36   $   3.91   $    5.49
  Weighted average common and common equivalent
    shares outstanding............................    12,038     13,542     13,161     12,428      12,011
  Diluted earnings per share......................  $   1.86   $   2.63   $   5.20   $   3.82   $    5.41

OTHER DATA:
  Capital expenditures............................  $ 28,190   $ 38,597   $ 24,421   $ 13,957   $  82,586
                                                    ========   ========   ========   ========   =========

                                                                        AS OF JUNE 30,
                                                     ----------------------------------------------------
                                                       1996       1997       1998       1999       2000
                                                     --------   --------   --------   --------   --------
                                                                        (IN THOUSANDS)
  BALANCE SHEET DATA:
  Cash and cash equivalents........................  $ 78,113   $ 66,427   $ 73,187   $ 32,835   $ 25,883
  Total assets.....................................   162,312    188,876    245,134    507,169    548,719
  Total debt.......................................     3,750      2,800         --    216,856    224,294
  Stockholders' equity.............................   146,307    171,331    210,482    220,353    270,520

--------------------------

(1) We recorded a charge of $17.5 million for acquired in-process research and development in fiscal 1999 related to the value of research and development projects that were in various stages of completion at the date of the Powerhouse acquisition.

(2) We incurred impairment and restructuring charges of $2.6 million in fiscal 2000 in connection with the restructuring of our VLC subsidiary.

(3) Other income (expense) consists of minority interest in earnings of consolidated subsidiary, and other income (expense).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the section "Selected Consolidated Financial Data" and the consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

    The information contained below may be subject to risk factors. We urge you to review carefully the section "Risk Factors" in this annual report Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Special Note on Forward-Looking Statements and Risk Factors" above under Item 1.

OVERVIEW

    We are a diversified, global gaming company operating principally through three business segments:

    - Gaming Machines, which includes the design, development and distribution of proprietary gaming machines.

    - Gaming Operations, which includes the operations of two casinos in Colorado, a racetrack and casino in New Mexico, slot machine routes in Nevada and Montana, and a 50% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that we expect to open in March 2001.

    - Gaming Systems, which includes the design, manufacture and sale of video gaming machines and central control systems and the design, manufacture, sale, installation and operation of on-line lottery systems and computerized pari-mutuel wagering systems.

    On June 29, 1999, we completed our acquisition of Powerhouse
Technologies, Inc. for approximately $220 million plus Powerhouse net debt of $68 million. We funded the Powerhouse acquisition through a combination of cash and borrowing under our $300 million senior credit facility. We accounted for the Powerhouse acquisition using the purchase method of accounting. Because the closing of the Powerhouse acquisition occurred virtually concurrently with the end of our fiscal year, our financial statements for the year ended June 30, 1999 do not include any results of operations or cash flows for Powerhouse, except for a non-recurring charge for acquired in-process research and development that was recorded in fiscal 1999.

    In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation and management of PALA, a casino and entertainment facility on the federally recognized Pala reservation in northern San Diego County, California. The management agreement is for a period of seven years commencing on the opening date of the casino facility, which we expect to be in the spring of 2001. The Pala tribe secured a $100 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to the financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement.

    In the fourth quarter of fiscal 2000, we restructured the operations of our VLC subsidiary. As a result, we now manage and account for the VLC subsidiary as two separate business units, VLC Government and VLC Casino. VLC Government focuses on sales of central systems and video lottery gaming machines to governmental jurisdictions under our gaming systems segment. VLC Casino, which was formerly based in Bozeman, Montana, and is now based in Las Vegas, focuses on the development and sales of gaming machines to casinos under our gaming machines segment. In conjunction with this restructuring, we have changed our financial reporting segments from four segments to the three segments outlined above.

    On September 25, 2000, we announced the execution of a definitive agreement with our Chairman, Stanley Fulton, and members of his family and their affiliates to acquire approximately 4.6 million shares of our common stock for a purchase price of $66.60 per share.

    The Fulton family members and their affiliates will retain ownership of approximately 539,600 shares after the transaction. Stanley Fulton, his son, Michael Fulton, and his daughter, Elizabeth Jones have agreed to resign their positions on our board of directors upon completion of the transaction.

    The purchase consideration for the shares comprises $240.1 million in cash and $66.0 million principal amount of promissory notes that Stanley Fulton will receive for a portion of the shares he is selling.

    In conjunction with the stock purchase transaction with the Fulton family, we have entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to our Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility.
Mr. Fulton has agreed to pay $66.0 million for these assets by canceling our obligations under the promissory notes. We expect to complete the sale of these racetrack assets to Mr. Fulton during the first quarter of fiscal 2001, subject to regulatory approvals and the satisfaction of other conditions. After the sale of these assets, we will retain the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The discussion of our gaming operations segment in this section includes Sunland Park Racetrack & Casino.

    The demand for our gaming machines currently exceeds our production capacity. The Anchor-IGT joint venture currently has a production backlog of approximately 1,200 video Wheel of Fortune-TM- games and approximately 1,200 conversion games. The Anchor-IGT joint venture's newest offering, the I Dream of Jeannie-TM- gaming machine, currently have committed orders for approximately 900 machines.

    The following tables and discussion present pro forma figures for 1999 as if the Powerhouse acquisition occurred on July 1, 1998 and exclude non-recurring items such as charges for acquired in-process research and development and the cumulative effect of a change in accounting principle. Prior to the Powerhouse acquisition in June 1999, we had no gaming systems business.

                                              ACTUAL FISCAL YEAR 1998        ACTUAL FISCAL YEAR 1999
                                            ----------------------------   ----------------------------
                                            REVENUES   COSTS OF REVENUES   REVENUES   COSTS OF REVENUES
                                            --------   -----------------   --------   -----------------
                                                                  (IN THOUSANDS)
  Gaming machines.........................  $113,677        $25,054        $123,698        $ 34,401
  Gaming operations.......................   118,255         62,721         125,233          70,419
  Gaming systems..........................        --             --              --              --
                                            --------        -------        --------        --------
    Total.................................  $231,932        $87,775        $248,931        $104,820
                                            ========        =======        ========        ========

                                             PRO FORMA FISCAL YEAR 1999       ACTUAL FISCAL YEAR 2000
                                            -----------------------------   ----------------------------
                                            REVENUES    COSTS OF REVENUES   REVENUES   COSTS OF REVENUES
                                            ---------   -----------------   --------   -----------------
                                                                   (IN THOUSANDS)
  Gaming machines.........................  $150,729        $ 53,318        $154,680        $ 35,892
  Gaming operations.......................   159,632          96,145         189,938         124,529
  Gaming systems..........................   155,564          90,972         180,585         105,083
                                            --------        --------        --------        --------
    Total.................................  $465,925        $240,435        $525,203        $265,504
                                            ========        ========        ========        ========

                                                               FISCAL YEAR ENDED JUNE 30,
                                                --------------------------------------------------------
                                                ACTUAL 1998   ACTUAL 1999   PRO FORMA 1999   ACTUAL 2000
                                                -----------   -----------   --------------   -----------
SOURCES OF REVENUES:
  Gaming machines.............................       49%           50%             32%            30%
  Gaming operations...........................       51            50              34             36
  Gaming systems..............................       --            --              34             34
                                                    ---           ---             ---            ---
    Total.....................................      100%          100%            100%           100%
                                                    ===           ===             ===            ===
GROSS MARGIN:
  Gaming machines.............................       78%           72%             65%            77%
  Gaming operations...........................       47            44              40             34
  Gaming systems..............................       --            --              42             42
Total consolidated gross margin...............       62%           58%             48%            49%

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

GAMING MACHINES

    Gaming machines accounted for 50% and 30% of total revenues during the years ended June 30, 1999 and 2000, respectively. On a pro forma basis this segment accounted for 32% of total revenues during the year ended June 30, 1999.

    Revenues from gaming machines were $154.7 million for the year ended
June 30, 2000, an increase of $31.0 million or 25% from $123.7 million for the year ended June 30, 1999. The increase in segment revenues can be primarily attributed to the increased equity earnings in the Anchor-IGT joint venture, which, for accounting purposes, are recorded net of expense. The increase is also due to the addition of VLC Casino revenues of approximately $15.9 million related to the Powerhouse acquisition and was offset by net decreases in revenues from our non-joint venture, or stand-alone, proprietary games. Revenues from the Anchor-IGT joint venture increased $21.9 million or 29% from $76.5 million in fiscal 1999 to $98.4 million in fiscal 2000. At June 30, 2000, there were approximately 11,300 games, primarily Wheel of Fortune-TM-, operating within the Anchor-IGT joint venture, compared to approximately 6,400 games at June 30, 1999. Revenues from stand-alone proprietary games decreased
$6.8 million or 14% from $47.6 million in fiscal 1999 to $40.8 million in fiscal 2000. During the year ended June 30, 2000, our installed base of stand-alone proprietary games, without regard to our Anchor-IGT joint venture games, increased 7% from the year ended June 30, 1999. However, a decrease in the average net win per unit for the installed base of stand-alone proprietary games during the same period resulted in an overall 14% decline in stand-alone revenues.

    On a pro forma basis, revenues from gaming machines for the year ended
June 30, 2000, increased $4.0 million or 3% from the pro forma revenues of $150.7 million for the year ended June 30, 1999. This increase is primarily a result of the increase in revenues from the Anchor-IGT joint venture, as discussed above, offset by decreased machine sales at VLC Casino and stand-alone proprietary game revenues. Revenues from VLC Casino decreased $11.1 million or 42% from $27.0 million in fiscal 1999 to $15.9 million in fiscal 2000. The decrease in VLC Casino machine sales results from declines in machine sales to governmental jurisdictions, as we lessen our focus on sales to the casino gaming market in favor of recurring revenue arrangements.

    Costs of gaming machines were $35.9 million for fiscal year 2000, an increase of $1.5 million or 4% from $34.4 million for the historical fiscal year 1999. The addition of VLC Casino in the Powerhouse acquisition accounted for an increase in historical costs by contributing approximately $10.6 million to costs of gaming machines during fiscal year 2000. This increase was offset by a lower level of write-downs related to gaming machines within our stand-alone proprietary games operations, and to a lesser extent, by decreases in royalty expenses as a result of decreased revenues from our stand-alone games and an overall decrease in the royalty expense rate.

    Gaming machines segment gross margin increased to 77% during fiscal year 2000 from 72% during fiscal year 1999. Within the segment, in fiscal 2000, gross margins were 97% for the Anchor-IGT joint venture (due to its accounting treatment under the equity method), 46% for the stand-alone proprietary games division and 33% for VLC Casino. In fiscal 1999 gross margins were 93% for the Anchor-IGT joint venture, 39% for stand-alone proprietary games and 30% for VLC Casino.

    On a pro forma basis, gaming machines segment costs decreased $17.4 million or 33% from $53.3 million in 1999 due to the decreased historical proprietary games costs and due to decreases in costs related to decreased revenues from VLC Casino. Gaming machines segment gross margin increased to 77% during the year ended June 30, 2000 from 65% during the pro forma year ended June 30, 1999. This is due primarily to the increase in equity earnings and the decrease in machine sales from VLC Casino, which has achieved lower margins historically when compared to the margins achieved in the proprietary games operations, including the Anchor-IGT joint venture.

    Changes in interest rates could have an effect on the earnings of the Anchor-IGT joint venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Anchor-IGT joint venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Anchor-IGT joint venture while future increases in interest rates will decrease the then current period's jackpot expense of the Anchor-IGT joint venture.

GAMING OPERATIONS

    Gaming operations accounted for 50% and 36% of total revenues during the years ended June 30, 1999 and 2000, respectively. On a pro forma basis, this segment accounted for 34% of total revenues during the year ended June 30, 1999.

    Total revenues from the gaming operations segment were $189.9 million for fiscal year 2000, an increase of $64.7 million or 52% from $125.2 million for historical year 1999. The additions of slot machine operations at Sunland Park Racetrack & Casino and the Montana route operation, which occurred due to the Powerhouse acquisition, accounted for the increase in historical revenues by contributing approximately $66.0 million to revenues in fiscal year 2000. The commencement of casino operations in February 1999 at Sunland Park contributed $28.3 million of revenues for this period. In addition, our Nevada route operation increased by approximately $3 million. This increase was offset by decreased revenues at our Colorado casinos of approximately $3 million as a result of the increased competition in these markets.

    On a pro forma basis, revenues from gaming operations for the year ended June 30, 2000 increased $30 million or 19% from pro forma revenues for the year ended June 30, 1999. This increase is primarily due to the commencement of slot machine operations at Sunland Park, as discussed above, which contributed increased revenues of $28.3 million.

    Costs of gaming operations revenue were $124.5 million for fiscal year 2000, an increase of $54.1 million or 77% from $70.4 million in fiscal year 1999. Gaming operations gross margin decreased to 34% during fiscal year 2000 from 44% during fiscal year 1999. The addition of Sunland Park and the Montana route operation contributed approximately $46.6 million to costs of gaming operations during the fiscal year 2000. The remaining increase is due primarily to increased costs of approximately $4.3 million at our Colorado casinos resulting from increased competition, and to a lesser extent, increased costs of approximately $1.8 million in the Nevada route operation as a result of increased revenues.

    On a pro forma basis, costs of gaming operations increased $28.4 million or 30% during the year ended June 30, 2000 versus pro forma costs of $96.1 million for the year ended June 30, 1999. This increase is due primarily to the commencement of casino operations at Sunland Park in February 1999. Gaming operations gross margin decreased to 34% during the year ended June 30, 2000 from 40% during the pro forma year ended June 30, 1999. This is due primarily to the commencement of casino operations at the Sunland Park and the growth in Nevada route operation costs, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. The decrease in gross margin is also the result of decreased margins at our Colorado casinos, which are the result of increased competition.

GAMING SYSTEMS

    Gaming systems accounted for 34% of total revenues during the year ended June 30, 2000. We had no gaming systems business prior to the Powerhouse acquisition. On a pro forma basis this segment accounted for 34% of total revenues during the year ended June 30, 1999.

    Revenues from gaming systems were $180.6 million for the year ended
June 30, 2000, an increase of $25.0 million or 16% from pro forma revenues of $155.6 million for the year ended June 30, 1999. The increase over 1999 pro forma revenues is primarily due to increases in revenues from one-time equipment sales of approximately $24.6 million in China, Switzerland and the West Indies during the year ended June 30, 2000, as well as domestic lottery revenue increases. During the year ended June 30, 2000, we started and continued work on our Switzerland contract implementation, and completed the installation of a lottery system in China and the West Indies. Domestically, increased revenues resulted from the commencement of operations under our on-line lottery contract with the Hoosier Lottery in Indiana and strong results in Florida. The resulting increase in revenue was partially offset by the loss of the Montana lottery contract, which was terminated during the fourth quarter of fiscal 1999.

    Costs of gaming systems were $105.1 million during the year ended June 30, 2000, an increase of $14 million or 16% on a pro forma basis from the pro forma costs for the year ended June 30, 1999, due primarily to increased revenues. The gross margin remained constant at 42% in fiscal 2000 and the pro forma
1999 year.

OTHER COSTS

    Selling, general and administrative ("SG&A") expenses were $69.3 million for fiscal year 2000, an increase of $45.1 million or 186% from $24.2 million for fiscal year 1999. SG&A expenses as a percentage of total revenue increased to 13% during fiscal year 2000 compared to 10% during fiscal year 1999.

    During the year ended June 30, 2000, businesses acquired in the Powerhouse acquisition constituted $42.5 million, or 61%, of SG&A expenses. The remaining increase was due primarily to additional payroll and promotional costs at our Colorado Central Station Casino. On a pro forma basis, SG&A expenses for the year ended June 30, 2000 increased $4.7 million or 7% over the pro forma year ended June 30, 1999, due primarily to the historical increase noted above as well as the commencement of casino operations at Sunland Park, and to a lesser extent, increased labor costs and professional fees in our gaming systems segment.

    Research and development ("R&D") expenses were $16.5 million for fiscal year 2000, an increase of $15.4 million from $1.2 million for fiscal year 1999. During the year ended June 30, 2000, businesses acquired in the Powerhouse acquisition contributed $13.5 million in R&D expenses. To a lesser extent, the increase reflects higher R&D expenses in our proprietary games business within our gaming machines segment. The remaining increase resulted primarily from a one-time settlement received from the Ontario provincial government in the prior year, which reduced R&D expense for fiscal 1999. The

Province of Ontario has mandated that the terms of the settlement be held in confidence. On a pro forma basis, R&D expenses for the year ended June 30, 2000 increased $5.5 million or 50% from $11.0 million for the pro forma year ended June 30, 1999, resulting from increased R&D expenses of the acquired operations within the gaming machines operations, as well as the historical increase noted above. In addition to the R&D expenses reflected on our financial statements, R&D costs related to the Anchor-IGT joint venture are recorded within the Anchor-IGT joint venture and are not included in the amounts disclosed as R&D in our financial statements.

    In the fourth quarter of fiscal 2000, we implemented a plan, which was not contemplated at the time of the acquisition, to restructure our VLC subsidiary. Impairment and restructuring charges of $2.6 million were incurred in fiscal 2000 in connection with the restructuring of VLC. See Note 4 to the consolidated financial statements.

    Acquired in-process research and development of $17.5 million in fiscal year 1999 was incurred in connection with the Powerhouse acquisition. This non-recurring expense represents the value of the research and development projects that were in various stages of completion at the date of the acquisition. There was no income tax benefit as a result of this expense, thereby increasing our effective tax rate for fiscal 1999. See Note 3 to the consolidated financial statements.

    Depreciation and amortization expense was $51.0 million for fiscal year 2000, an increase of $33.6 million or 193% from $17.4 million for historical fiscal year 1999. During the year ended June 30, 2000, businesses acquired from Powerhouse contributed $29.8 million in depreciation and amortization expense. The remaining historical increase resulted from increased depreciation expense incurred in the gaming machine operations. On a pro forma basis, depreciation and amortization for the year ended June 30, 2000 increased $9.0 million or 22% from the pro forma year ended June 30, 1999, due primarily to increased depreciation and amortization expense incurred at AWI and Sunland Park. Depreciation increased at AWI primarily due to the capital expenditures associated with fiscal 2000 domestic contract implementations. The Sunland Park increase related to the commencement of gaming operations in February 1999.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $120.2 million for fiscal year 2000, an increase of $36.4 million or 44% from $83.8 million for historical fiscal year 1999 and $12.4 or 12% on a pro forma basis from the year ended June 30, 1999. Excluding the $17.5 million charge for acquired in-process research and development, income from operations for fiscal year 1999 would have been $101.3 million. As a percentage of total revenues, income from operations remained constant at 23% during fiscal year 2000 and fiscal year 1999.

    OTHER INCOME (EXPENSE). Interest income was $2.0 million for fiscal year 2000, a decrease of $1.9 million or 48% from $3.9 million for historical fiscal year ended 1999. The decrease is due to decreased cash balances for investment as a result of spending for the Powerhouse acquisition. Interest expense of $16.5 million for fiscal year 2000, an increase of $16.4 million from historical fiscal year 1999, is the result of borrowings associated with the Powerhouse acquisition. As a result of the factors discussed above, net other expense was $12.9 million for fiscal year 2000 compared to net other income of $3.1 million for fiscal year 1999.

    NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $65.0 million for fiscal year 2000, an increase of $17.5 million or 37% from $47.5 million for fiscal year 1999. On a pro forma basis, net income for fiscal 2000 increased $7.5 million or 13% from the pro forma fiscal 1999 year.

    Diluted earnings per share were $5.41 for fiscal year 2000, an increase of $1.59 per share from the $3.82 diluted earnings per share for fiscal year 1999 primarily due to the $17.5 million in-process research and development charge in fiscal 1999.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

GAMING MACHINES

    Gaming machines accounted for 49% and 50% of total revenues during the years ended June 30, 1998 and 1999, respectively.

    Revenues from gaming machines were $123.7 million for the fiscal year ended June 30, 1999, an increase of $10.0 million or 9% from $113.7 million for the fiscal year ended June 30, 1998. Revenues from the Anchor-IGT joint venture rose $19.7 million or 35% from $56.8 million in fiscal 1998 to $76.5 million in fiscal 1999. Revenues from stand-alone games decreased $8.7 million or 16% from $56.3 million in fiscal 1998 to $47.6 million in fiscal 1999. The increase in segment revenues was primarily due to increased equity earnings in the Anchor-IGT joint venture, which, for accounting purposes, is recorded net of expense. The increase in revenues was also due to increased revenues from our proprietary games CashBall-TM- and SafeBuster-TM-. These increases were offset to some extent by decreased revenues generated from the Wheel of Gold-TM-, Totem Pole-TM- and Clear Winner-TM- games as well as decreased revenues from the sale of tokens for the proprietary game Silver Strike-TM-. At June 30, 1999 there were approximately 6,400 games, primarily Wheel of Fortune-TM-, operating within the Anchor-IGT joint venture, compared to approximately 5,600 games at June 30, 1998.

    Costs of gaming machine revenues were $34.4 million for the fiscal year 1999, an increase of $9.3 million or 37% from $25.1 million for the fiscal year 1998. The increase in the cost of proprietary games revenues was due primarily to increased machine parts used in our operations outside the Anchor-IGT joint venture, increased costs of production and service payroll and shipping and handling. During fiscal year 1999, we engaged in extensive improvements and modifications to existing proprietary games in order to maintain performance levels of the games. The costs associated with the upgrades and regular maintenance of games in operation are expensed as incurred. These increases were offset to some extent by decreased costs and expenses relating to the sale of tokens for the proprietary game Silver Strike-TM-.

    Gaming machines segment gross margin decreased to 72% during fiscal year 1999 from 78% during fiscal year 1998. Within the segment, in fiscal 1998 gross margins were 100% for the Anchor-IGT joint venture (due to its accounting treatment under the equity method) and 76% for stand-alone proprietary games. In fiscal 1999, gross margins were 93% for the Anchor-IGT joint venture and 39% for stand-alone proprietary games.

GAMING OPERATIONS

    Gaming operations accounted for 51% and 50% of total revenues during the year ended June 30, 1998 and 1999, respectively.

    Total revenues from gaming operations were $125.2 million for fiscal year 1999, an increase of $7.0 million or 6% from $118.3 million for fiscal year 1998. This increase was primarily due to a $4.3 million increase in route revenues coupled with increased slot revenues at the Colorado Central Station Casino and, to a lesser extent, increased slot revenues at the Colorado Grande Casino. The increase in route revenues was due to the increased number of machines on route and increased performance of the machines on the route due to machine mix enhancements. Machines on route increased by 41 machines or 5% to 883 at June 30, 1999 from 842 machines at June 30, 1998. Average machines on route during fiscal 1999 increased 39 or 5% to 866 from 827 average machines in fiscal 1998. Increases in route revenues were realized from both participation locations and space lease locations. The year-over-year increase in casino slot revenues was realized almost entirely during the first six months of fiscal year 1999 with the second six months of fiscal year 1999 resulting in flat year-over-year comparisons.

    Costs of gaming operations revenue were $70.4 million for fiscal year 1999, an increase of $7.7 million or 12% from $62.7 million for fiscal year 1998. Gaming operations gross margin decreased to 44% during fiscal year 1999 from 47.0% during fiscal year 1998. We incurred increased marketing and personnel related costs in order to sustain year-over-year revenue levels within our Colorado casino operations.

OTHER COSTS

    SG&A expenses were $24.2 million for fiscal year 1999, an increase of $0.9 million or 4% from $23.3 million for fiscal year 1998. SG&A expenses as a percentage of total revenue remained constant at 10% during fiscal year 1999 and fiscal year 1998. The increase in SG&A expenses was primarily due to increased tax and licensing costs within our gaming machines segment, increased costs and expenses for advertising in our gaming operations segment and increased administrative payroll at the corporate level.

    Research and development expenses were $1.2 million for fiscal year 1999, a decrease of $700,000 or 37% from $1.9 million for fiscal year 1998. The decrease is due to reduced expenses in fiscal year 1999 for development at the corporate level, offset to some extent by increases in the proprietary games business within the gaming machines segment. The decrease in corporate development resulted primarily from reduced development costs related to the Canadian charity-based casino initiative that was canceled by the Ontario provincial government on June 26, 1998. In addition to the research and development expenses reflected on our financial statements, research and development costs related to the Anchor-IGT joint venture are accounted for on the books of the Anchor-IGT joint venture and are not included in the amounts disclosed as research and development in our financial statements.

    Acquired in-process research and development of $17.5 million in fiscal year 1999 was incurred in connection with the Powerhouse acquisition. This non-recurring expense represents the value of the research and development projects that were in various stages of completion at the date of the acquisition. There was no income tax benefit as a result of this expense, thereby increasing our effective tax rate for fiscal 1999.

    Depreciation and amortization expense was $17.4 million for fiscal year 1999, an increase of $4.7 million or 37% from $12.7 million for fiscal year 1998. This increase was primarily due to increased depreciation and amortization expense incurred in our proprietary games operations and, to a lesser extent, at our Colorado Central Station Casino and in our route operations due to the use of shortened lives for all gaming machines.

    INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $83.8 million for fiscal year 1999, a decrease of $22.4 million or 21% from $106.2 million for fiscal year 1998. Excluding the $17.5 million charge for acquired in-process research and development, income from operations for fiscal year 1999 would have been $101.3 million, a decrease of only $4.9 million or 5% from fiscal year 1998. As a percentage of total revenues, income from operations decreased to 34% during fiscal year 1999 from 46% during fiscal year 1998.

    OTHER INCOME (EXPENSE). Interest income was $3.9 million for fiscal year 1999, an increase of $900,000 or 30% from $3.0 million for fiscal year ended 1998. The increase was due to increased short-term investments resulting from higher average cash balances during the year. Other income decreased
$1.1 million from fiscal year 1998. This was primarily due to reduced net gains on asset disposals in fiscal year 1999 versus fiscal 1998.

    NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $47.5 million for fiscal year 1999, a decrease of $20.9 million or 31% from $68.4 million for fiscal year 1998.

    Diluted earnings per share were $3.82 for fiscal year 1999, a decrease of $1.38 per share from the $5.20 diluted earnings per share for fiscal year 1998.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS. At June 30, 2000, we maintained $25.9 million in cash and equivalents, $47.2 million in working capital, and $75.9 million available under a revolving credit facility, compared with cash and equivalents at June 30, 1999 of $32.8 million, working capital of $28.9 million, and $81.5 million available under an unsecured revolving credit facility. To fund the acquisition of Powerhouse Technologies, Inc., we borrowed $210 million on a new $300 million senior unsecured reducing revolving credit facility. Amounts drawn on the senior credit facility bear interest at variable rates based on LIBOR plus an applicable margin or prime rate plus an applicable margin, at our option. All borrowings under the senior credit facility are due on June 30, 2004. We have agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. We believe we are in compliance with applicable covenants at June 30, 2000.

    We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that both operations and draws on our senior credit facility will provide the capital needed for continued business growth.

    During fiscal year 2000, operating activities provided $110.7 million in cash flows on $65.0 million in net income, compared with $86.7 million in cash flows on $47.5 million in net income during fiscal year 1999. Net income in fiscal year 2000 included non-cash expenses (including depreciation and amortization) of approximately $63.7 million compared with non-cash expenses in fiscal year 1999 of approximately $43.1 million. The significant non-cash expenses in 2000 were approximately $51.0 million of depreciation and amortization. Also in fiscal 2000, we recognized earnings in the Anchor-IGT joint venture that were approximately $13.1 million greater than cash distributions to us.

    INVESTING ACTIVITIES AND CAPITAL EXPENDITURES. In fiscal year 2000, we had cash outflows for investing activities of $108.3 million primarily related to the purchase and installation of assets for domestic and international lottery jurisdictions. We selectively pursue opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new state lottery contracts, and depending on the size of the jurisdictions served, we may be required to secure additional funding for the related capital expenditures. In addition, during fiscal 2000 we contributed $22.2 million to the Anchor-IGT joint venture and $5.3 million to Anchor Partners, LLC and Ourway Realty, LLC. In fiscal year 1999, we had cash outflows for investing activities of $85.4 million primarily related to the acquisition of Powerhouse.

    Our capital expenditure budget for fiscal 2001 is estimated to be between $45 and $55 million. We believe that cash flows from operations, borrowings under our senior credit facility, and existing cash balances will be adequate to satisfy our anticipated uses of capital during fiscal year 2001. We are, however, continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our debt agreements.

    Substantial funds are required for the operation of our gaming systems segment and may also be required for other future projects. The source of funds required to meet our working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations and availability under our senior credit facility. The source of funds for our future projects may come from cash flow from operations and availability under our senior credit facility, additional debt or equity offerings, joint venture partners or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on favorable terms.

    The gaming systems segment operates in a capital intensive industry, in which wagering terminals, computer systems and applications and communications software must be installed throughout a jurisdiction, often beginning up to one year before revenues are earned on the long-term contract. When a new jurisdiction is added to our customer base, capital required to obtain and install hardware and software can be significant. Generally, initial contract terms are from five to nine years, often with one or more one to three year extension options. Upon expiration of a contract and its extensions, the jurisdiction typically requires vendors to rebid their services and, if successful, replace existing equipment with new terminals. An incumbent vendor may have some benefit due to the communications infrastructure already in place, but most often, a significant portion of the initial capital expenditures must be replaced upon the reawarding of a lottery contract.

    PALA GUARANTEE. Under the terms of our development and management agreements with the Pala Band of Mission Indians, which we executed in September 1999, we agreed to assist the Pala tribe in obtaining financing for the construction and operation of PALA and to advance funds during the design and development stages. The Pala tribe secured a $100.0 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to receiving financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. We executed a guarantee that remains in effect until the earlier of either repayment in full of all guaranteed financial obligations under the loan agreement or delivery to lenders of a leasehold mortgage on PALA if it has been in operation for at least twelve months and specified financial and leverage thresholds have been met. The guarantee will also be released 60 days following the date on which we or any of our affiliates cease to be the manager of PALA, unless lenders have demanded payment of outstanding obligations from the Pala tribe during such period. In addition, we have agreed to fund PALA project cost overruns up to a total amount of $25.0 million.

    Anchor Pala Development LLC, our wholly-owned subsidiary, will receive a development fee based on the actual total project costs and a project fee based on net gaming and non-gaming PALA revenues. As additional consideration for all costs, risks, restrictions and expenses associated with providing the guarantee, we will receive fees based primarily on a percentage of the outstanding loan balance.

    LIQUIDATED DAMAGES UNDER ON-LINE LOTTERY CONTRACTS. Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our United States lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system start-up and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period, and some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for substantial expense. Our lottery contracts generally require us to post a performance bond, which in some cases may be substantial, securing our performance under such contracts. We do not believe that we have any exposure relative to liquidated damages at June 30, 2000.

    STOCK REPURCHASE PROGRAM. During fiscal year 2000, we spent $22.3 million to repurchase 549,000 shares of our common stock pursuant to a board-authorized stock repurchase program. In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of common stock. The board of directors authorized additional repurchases of up to 514,000 shares in December 1997, 640,000 shares in October 1998, and 1,000,000 shares in March 2000. From the initial authorization of the program through June 30, 2000, we have repurchased 2,524,000 shares of common stock at a cost of $115.3 million. During fiscal 1999, we repurchased 810,000 shares at a cost of $40.3 million, and during fiscal 1998, we repurchased 638,000 shares at a cost of $36.1 million. At
June 30, 2000, a balance of 821,000 authorized shares remained under the stock repurchase program. Under our senior credit facility, we may repurchase during any fiscal year 50% of our prior fiscal year net income, plus an additional one-time $35 million during the term of the facility.

    WORKING CAPITAL REQUIREMENTS. In addition to cash requirements needed for the purchase and construction of capital equipment, we require working capital to finance customer receivables and inventory levels. At June 30, 2000, notes receivable from customers totaled $19.7 million, primarily resulting from gaming machine sales. Because we expect the continued growth of the gaming machines segment and intend to continue financing sales when advantageous to us, notes receivable balances may increase. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of our customer notes range from one to two years, with interest rates of up to 14%. Some international and domestic receivables have repayment periods of up to nine years.

    We continually seek opportunities to expand our gaming-oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming-oriented business and depending on the amount of funding required, we may be required to obtain additional financing.

RECENTLY ISSUED ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. This applies whether the derivatives are stand-alone documents, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt instruments. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the intended use of the derivative and whether it qualifies for hedge accounting. We expect to adopt the standard in the first quarter of fiscal 2001 as a cumulative effect of a change in accounting principle. Based on analysis to date, we believe that our use of derivative instruments is limited and have identified one item, an interest rate swap arrangement for a notional amount of $100 million that we entered into in fiscal 2000. We do not believe that the adoption of SFAS No. 133, including the cumulative effect adjustment and the ongoing mark-to-market adjustments resulting from the change in value of the interest rate swap arrangement, will have a significant effect on our consolidated results of operations, financial position, or cash flows.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." In June 2000, the Securities and Exchange Commission staff amended SAB 101 to provide registrants with additional time to implement SAB 101. We will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. We have not completed our determination of the effect of the adoption of SAB 101 on our consolidated financial position or results of operation.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk from changes in interest rates on our floating rate debt. The principal balance of floating rate debt at June 30, 2000, was $221.5 million. To reduce such risks, we selectively use financial instruments. In fiscal 2000, we entered into an interest rate swap agreement for a notional amount of $100 million. The agreement calls for us to swap our variable LIBOR rate (6.69% at June 30, 2000) for a fixed LIBOR rate of 5.93%. The variable LIBOR rate readjusts each quarter, and the agreement is cancelable by the bank after one year. The swap agreement terminates in October 2003. The fair value of the swap asset at June 30, 2000 is approximately $0.2 million based on the present value of future cash inflows expected based on the LIBOR rate at June 30, 2000.

    The profitability of our investment in the Anchor-IGT joint venture is also affected by changes in interest rates. The Anchor-IGT joint venture records expenses for future jackpots based on current rates for government securities and bank debt instruments of varying maturities, which are used to fund liabilities to winners. As interest rates decline, our equity in the earnings of the Anchor-IGT joint venture also decline.

    We do not have any cash or cash equivalents at June 30, 2000 that are subject to market risk based on changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of June 30, 2000, we had accounts and notes receivable denominated in Canadian currency of $1.6 million (3.5% of total receivables) and $393,000 (0.9% of total receivables) denominated in Australian currency. All foreign receivables are expected to be collected within 12 months. We do not currently hedge against foreign currency exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Independent Auditors' Report................................      49
Consolidated Balance Sheets as of June 30, 1999 and 2000....      50
Consolidated Statements of Income for the Years Ended June
  30, 1998, 1999, and 2000..................................      51
Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 1998,
  1999, and 2000............................................      52
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 1998, 1999, and 2000.............................      53
Notes to Consolidated Financial Statements..................      54

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anchor Gaming and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Anchor Gaming and Subsidiaries (the "Company") as of June 30, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also include the financial statement schedule listed in the index at Item 14(d). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Gaming and Subsidiaries at June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
September 25, 2000

                                 ANCHOR GAMING

                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,
                                                              ----------------------
                                                                1999         2000
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 32,835    $  25,883
  Accounts and notes receivable, net........................    38,526       43,959
  Inventory, net............................................    21,375       17,378
  Other current assets......................................     8,928       11,339
                                                              --------    ---------
    Total current assets....................................   101,664       98,559
Property and equipment, net.................................   188,048      200,976
Goodwill, net...............................................   117,436      117,218
Other intangible assets, net................................    34,520       43,896
Investments in unconsolidated affiliates....................    29,053       66,822
Other long-term assets......................................    36,448       21,248
                                                              --------    ---------
    Total assets............................................  $507,169    $ 548,719
                                                              ========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 21,073    $  17,777
  Current portion of long-term debt.........................     4,051        1,524
  Income tax payable........................................     5,146        1,858
  Other current liabilities.................................    42,486       30,177
                                                              --------    ---------
    Total current liabilities...............................    72,756       51,336
Long-term debt, net of current portion......................   212,805      222,770
Minority interest in consolidated subsidiary................     1,255        4,093
                                                              --------    ---------
    Total liabilities and minority interest in consolidated
      subsidiary............................................   286,816      278,199
                                                              --------    ---------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, 0 shares issued and outstanding at June 30,
    1999 and 2000...........................................        --           --
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 13,841,750 issued and 11,866,307 outstanding
    at June 30, 1999, 14,049,850 issued and 11,525,707
    outstanding at June 30, 2000                                   138          140
  Treasury stock at cost, 1,975,443 shares at June 30, 1999,
    2,524,143 shares at June 30, 2000                          (93,043)    (115,342)
  Additional paid-in capital................................   116,854      124,359
  Retained earnings.........................................   196,404      261,363
                                                              --------    ---------
    Total stockholders' equity..............................   220,353      270,520
                                                              --------    ---------
    Total liabilities and stockholders' equity..............  $507,169    $ 548,719
                                                              ========    =========

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED JUNE 30,
                                                              ---------------------------------
                                                                1998        1999        2000
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Revenues:
  Gaming machines...........................................  $113,677    $123,698    $154,680
  Gaming operations.........................................   118,255     125,233     189,938
  Gaming systems............................................        --          --     180,585
                                                              --------    --------    --------
    Total revenues..........................................   231,932     248,931     525,203
                                                              --------    --------    --------
Costs of revenues:
  Gaming machines...........................................    25,054      34,401      35,892
  Gaming operations.........................................    62,721      70,419     124,529
  Gaming systems............................................        --          --     105,083
                                                              --------    --------    --------
    Total costs of revenues.................................    87,775     104,820     265,504
                                                              --------    --------    --------
Gross margin................................................   144,157     144,111     259,699
                                                              --------    --------    --------
Other costs:
  Selling, general and administrative.......................    23,343      24,243      69,343
  Research and development..................................     1,922       1,173      16,528
  Acquired in-process research and development..............        --      17,500          --
  Impairment and restructuring charges......................        --          --       2,641
  Depreciation and amortization.............................    12,661      17,380      50,951
                                                              --------    --------    --------
    Total other costs.......................................    37,926      60,296     139,463
                                                              --------    --------    --------
Income from operations......................................   106,231      83,815     120,236
                                                              --------    --------    --------
Other income (expense):
  Interest income...........................................     2,989       3,850       1,998
  Interest expense..........................................      (226)       (113)    (16,475)
  Other income..............................................     1,157          47       2,219
  Minority interest in earnings of consolidated
    subsidiary..............................................      (711)       (670)       (608)
                                                              --------    --------    --------
    Total other income (expense)............................     3,209       3,114     (12,866)
                                                              --------    --------    --------
Income before provision for income taxes....................   109,440      86,929     107,370
Income tax provision........................................    41,040      39,422      42,411
                                                              --------    --------    --------
Net income..................................................  $ 68,400    $ 47,507    $ 64,959
                                                              ========    ========    ========
Basic earnings per share....................................  $   5.36    $   3.91    $   5.49
                                                              ========    ========    ========
Weighted average shares outstanding.........................    12,751      12,164      11,833
                                                              ========    ========    ========
Diluted earnings per share..................................  $   5.20    $   3.82    $   5.41
                                                              ========    ========    ========
Weighted average common and common equivalent shares
  outstanding...............................................    13,161      12,428      12,011
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         COMMON STOCK          TREASURY STOCK      ADDITIONAL
                                      -------------------   --------------------    PAID-IN     RETAINED
                                       SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL     EARNINGS    TOTAL
                                      --------   --------   --------   ---------   ----------   --------   --------
                                                                     (IN THOUSANDS)
Balance--July 1, 1997...............   13,579      $136        (527)   $ (16,569)   $107,267    $ 80,497   $171,331
  Stock issued for exercise of
    options.........................      179         2                                2,558                  2,560
  Treasury shares purchased.........                           (638)     (36,163)                           (36,163)
  Tax effects of stock option
    transactions....................                                                   4,354                  4,354
  Net income........................                                                              68,400     68,400
                                       ------      ----      ------    ---------    --------    --------   --------
Balance--June 30, 1998..............   13,758       138      (1,165)     (52,732)    114,179     148,897    210,482
  Stock issued for exercise of
    options.........................       84                                          1,770                  1,770
  Treasury shares purchased.........                           (810)     (40,311)                           (40,311)
  Tax effects of stock option
    transactions....................                                                     905                    905
  Net income........................                                                              47,507     47,507
                                       ------      ----      ------    ---------    --------    --------   --------
Balance--June 30, 1999..............   13,842       138      (1,975)     (93,043)    116,854     196,404    220,353
  Stock issued for exercise of
    options.........................      208         2                                5,610                  5,612
  Treasury shares purchased.........                           (549)     (22,299)                           (22,299)
  Tax effects of stock option
    transactions....................                                                   1,895                  1,895
  Net income........................                                                              64,959     64,959
                                       ------      ----      ------    ---------    --------    --------   --------
Balance--June 30, 2000..............   14,050      $140      (2,524)   $(115,342)   $124,359    $261,363   $270,520
                                       ======      ====      ======    =========    ========    ========   ========

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income................................................  $ 68,400   $ 47,507   $ 64,959
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................    12,833     17,369     50,951
    Acquired in-process research and development............        --     17,500         --
    Impairment and restructuring charge.....................        --         --      2,641
    Unconsolidated affiliates' distributions in excess of
     earnings (earnings in excess of distributions).........   (25,068)     3,586    (13,097)
    Other non-cash expenses, gains and losses, net..........     1,187      8,273     10,075
  (Increase) decrease in assets:
    Accounts receivable.....................................    (3,305)     1,839       (447)
    Inventory...............................................      (673)     1,238      1,509
    Other assets............................................    (9,373)     1,603     (1,340)
  Increase (decrease) in liabilities:
    Accounts payable........................................     3,331      1,836     (3,294)
    Income tax payable......................................    14,684    (11,110)     2,756
    Other liabilities.......................................     6,167     (2,986)    (4,003)
                                                              --------   --------   --------
      Total adjustments.....................................      (217)    39,148     45,751
                                                              --------   --------   --------
    Net cash provided by operating activities...............    68,183     86,655    110,710
                                                              --------   --------   --------
Cash flows from investing activities:
  Expenditures for property and equipment, intangible assets
    and other assets........................................   (24,421)   (13,957)   (82,586)
  Cash paid for acquisition of Powerhouse, net of cash
    acquired................................................        --    (71,674)        --
  Proceeds from sales of assets.............................                             339
  Issuance of notes receivable..............................    (2,040)      (859)      (166)
  Advances to joint venture and investments in
    unconsolidated subsidiary...............................        --         --    (27,500)
  Change in restricted cash deposits........................        --         --       (253)
  Principal reductions on notes receivable and other........     1,441      1,074      1,885
                                                              --------   --------   --------
    Net cash used in investing activities...................   (25,020)   (85,416)  (108,281)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from borrowing...................................        --         --     56,500
  Repayment of long-term debt...............................    (2,800)        --    (49,061)
  Proceeds from sale of stock...............................     2,560      1,770      5,612
  Payments to acquire treasury stock........................   (36,163)   (40,311)   (22,299)
  Loan fees paid............................................        --     (3,050)      (133)
                                                              --------   --------   --------
    Net cash used in financing activities...................   (36,403)   (41,591)    (9,381)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     6,760    (40,352)    (6,952)
Cash and cash equivalents, beginning of year................    66,427     73,187     32,835
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 73,187   $ 32,835   $ 25,883
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
    Cash paid for interest, including capitalized
     interest...............................................  $    226   $     55   $ 17,003
                                                              --------   --------   --------
    Cash paid for income taxes..............................  $ 36,742   $ 50,532   $ 32,592
                                                              --------   --------   --------
Supplemental schedule of non-cash investing and financing
  transactions:
  Acquisition of Powerhouse:
    Fair value of assets and liabilities acquired:
      Current assets, other than cash.......................             $ 56,541
      Property and equipment................................              103,927
      Identifiable intangible assets........................               33,522
      Goodwill..............................................              115,877
      Other long-term assets................................                4,750
      Accounts payable......................................              (13,243)
      Notes payable.........................................               (6,856)
      Other liabilities.....................................              (24,164)
Acquired in-process research and development expensed.......               17,500
                                                                         --------
                                                                          287,854
Debt incurred...............................................             (210,000)
Other liabilities incurred..................................               (6,180)
                                                                         --------
Cash paid, net of cash acquired.............................             $ 71,674
                                                                         ========

                See notes to consolidated financial statements.

                                 ANCHOR GAMING

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    Anchor Gaming ("Anchor" or the "Company") is a diversified gaming company that operates through three business segments: gaming machines, gaming operations and gaming systems. The gaming machines segment consists of three business units. These include our joint venture with International Game Technology ("IGT") through which Anchor and IGT distribute proprietary gaming machines to casinos primarily on wide area progressive systems; Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams; and the portion of the Company's VLC subsidiary which manufactures and sells gaming machines to casinos ("VLC Casino"). Gaming operations are currently conducted through five business units. These include two casinos in Colorado; Sunland Park Racetrack & Casino in New Mexico; and gaming machine route operations in both Nevada and Montana. The Company also has a 50% interest in a development contract and seven year management contract with the Pala Band of Mission Indians to develop and manage a casino and entertainment facility currently under construction in northern San Diego County, California that is presently expected to open in the spring of 2001. The gaming systems segment consists of three business units. These include Automated Wagering International ("AWI"), an on-line lottery company; the portion of the Company's VLC subsidiary that develops and distributes video lottery central systems and video lottery terminals to government controlled jurisdictions ("VLC Government"); and United Tote, a pari-mutuel wagering system company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Anchor Gaming and subsidiaries (collectively, "Anchor" or the "Company"). All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. and Anchor Partners, LLC are included in the consolidated financial statements as 80% and 51% consolidated subsidiaries, respectively.

CASH AND CASH EQUIVALENTS

    The Company considers short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company's investment securities mature in three months or less from the date of purchase. The estimated fair value of the Company's portfolio of investment securities at June 30, 1999 and 2000 approximates amortized cost due to the short-term nature of the portfolio.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying value of the Company's cash and cash equivalents, trade and notes receivables, and trade payables approximates fair value primarily because of the short maturities of these instruments. The Company estimates fair value of its long-term receivables and obligations based on quoted market prices or on the current rates offered to the Company for instruments of the same remaining maturities. The estimated fair values of the obligations closely approximated the carrying values at June 30, 1999 and 2000.

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCOUNTS RECEIVABLE

    Accounts receivable result from the sale of products and services to gaming properties and government jurisdictions. The Company performs credit evaluations of its customers and does not generally require collateral except in the case of financed equipment sales. If the Company finances equipment sales, it generally will require that the equipment be pledged as collateral against the obligation of the customer. Management reviews customer balances for potential credit losses and maintains an allowance for amounts deemed uncollectible.

INVENTORY

    The Company manufactures inventories of gaming and systems equipment for sale and lease. Additional inventories of silver and silver tokens, parts for servicing of gaming machines and food and beverage items are maintained. All inventories are stated at the lower of cost (first-in, first-out) or market value. Cost includes materials, labor and allocated indirect manufacturing overhead for manufactured inventories.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Ordinary maintenance and repairs are charged to expense as incurred. Equipment acquired under capital leases is recorded at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair market value of the asset at the inception of the lease. The Company manufactures equipment used in the provision of services pursuant to long-term contracts.

    Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service are depreciated over their estimated useful lives or the life of the related contract (including executed contract extensions). Leasehold improvements and equipment purchased under capital lease are depreciated or amortized over the shorter of the lease term or the estimated useful lives of the assets on a straight-line basis. In accordance with the provisions of SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows (grouped at the company wide level) expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value.

CAPITALIZED INTEREST AND DEFERRED LOAN FEES

    The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) money. Deferred loan costs are amortized over the life of the respective loans using the straight-line amortization method.

GOODWILL AND INTANGIBLE ASSETS

    Goodwill primarily includes the excess of purchase price over fair value of net assets acquired in conjunction with the June 29, 1999 acquisition of Powerhouse Technologies, Inc. ("Powerhouse" and the "Powerhouse
Acquisition")(see Note 3). Goodwill is amortized on a straight-line basis over periods ranging from 3 to 40 years. Accumulated amortization was $1,352,000 and $5,698,000 at June 30, 1999 and 2000, respectively.

    Intangible assets, other than goodwill, include amounts paid to implement systems used in the provision of services provided pursuant to long-term contracts, to acquire leases for route locations and casino property, to acquire route participation agreements, and costs of patents issued. Intangible assets also include amounts for developed technologies, customer base, assembled work force and covenants not-to-compete recorded as a result of the Powerhouse Acquisition (see Note 3). Intangible assets are amortized on a straight-line basis over estimated useful lives or the lives of the leases or agreements, as applicable, ranging from 1 to 20 years.

    Goodwill and intangible assets are evaluated for recoverability under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" whenever impairment indicators are present (see Note 4). The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct charge if, in management's judgment, it was probable that projected future operating income (before amortization of goodwill and other acquired intangible assets) would not be sufficient on an undiscounted basis to recover the carrying value. Operating earnings considered in such an analysis are those of the entity acquired.

REVENUE RECOGNITION

    In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payments to customers. Revenue derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements is recognized as it accrues. Revenue is normally recognized based on the Company's share of coins wagered, on its share of net winnings, or on the lease rate. Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers.

    Revenue from the sale of gaming and systems equipment and related parts is recognized upon delivery to the customer. Revenue from sales of systems and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

    Systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) sales volume, which may fluctuate over the lives of the contracts. Liquidated damages are expensed as incurred.

INTEREST RATE SWAP

    During fiscal 2000, the Company used interest rate swap agreements to effectively change a variable rate liability to a fixed rate liability. Amounts paid under interest rate swap agreements are accrued as interest rates change and are recognized as an adjustment to interest expense.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred.

FOREIGN CURRENCY TRANSACTIONS

    Gains and losses from foreign currency transactions are included in the results of operations.

RECLASSIFICATIONS

    Certain amounts in the 1998 and 1999 financial statements have been reclassified to conform with the presentation used in the 2000 financial statements.

ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING STANDARDS

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") was issued in June 1998. This statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, although earlier application is encouraged. This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. This applies whether the derivatives are stand-alone documents, such as forward currency exchange contracts and interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. These market value adjustments are to be included either in the income statement or stockholders' equity, depending on the intended use of the derivative and whether it qualifies for hedge accounting. The Company expects to adopt the standard in the first quarter of fiscal 2001 as a cumulative effect of a change in accounting principle. Based on analysis to date, management believes that the Company's use of derivative instruments is limited and has identified one item, an interest rate swap arrangement for a notional amount of $100 million that the Company entered into in fiscal 2000. Management does not believe that the adoption of SFAS No. 133, including the cumulative effect adjustment and the ongoing mark-to-market adjustments resulting from the change in value of the interest rate swap arrangement, will have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

                                 ANCHOR GAMING

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operation.

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

    The Powerhouse Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of any acquired company are to be included in the acquirer's financial statements since the date of acquisition. The closing of the Powerhouse Acquisition occurred virtually concurrent with the end of the Company's fiscal year ended June 30, 1999 and, as a result, the financial statements of the Company for the years ended June 30, 1998 and 1999 do not include any results of operations or cash flows related to Powerhouse except for a charge for acquired in-process research and development of $17.5 million that was recorded in fiscal 1999.

    The excess of the purchase price over the fair value of the net assets acquired, of approximately $116 million, was recorded as goodwill and will be amortized on a straight-line basis over periods between 30 and 40 years. In addition, identifiable intangible assets of approximately $33 million were recorded and will be amortized on a straight-line basis over periods ranging from 3 to 20 years. In connection with the Powerhouse Acquisition, the Company identified certain preacquisition contingencies and developed exit plans for certain portions of the Powerhouse businesses. At June 30, 1999, the Company's balance sheet included accrued exit costs of approximately $2.5 million related to severance and other payments to Powerhouse executives. During the year ended June 30, 2000, the Company completed its integration plan and its evaluation of the fair values of certain liabilities that were determined to be preacquisition contingencies. As a result, the Company made adjustments to the purchase price of approximately $4.0 million for litigation accruals, employee terminations and relocations, and other exit costs. As of June 30, 2000, such amounts have been paid, as have $2.7 million in cash purchase price adjustments, leaving no expected payments for other exit costs.

    During the year ended June 30, 1999, a $17.5 million charge to income for acquired in-process research and development was recorded. The value assigned to acquired in-process research and development was determined by identifying the various in-process projects purchased, determining the stage of development of each project at the acquisition date and valuing those projects using an income approach. The income approach estimates future revenues net of operating expenses for each project and applies certain other adjustments to arrive at estimated after-tax cash flow from the project. The revenue and expense estimates were based on a variety of aspects including revenue growth rates for

                                 ANCHOR GAMING

3. ACQUISITION OF POWERHOUSE (CONTINUED) the applicable business segments, growth rates for the applicable market segments, anticipated development and introduction timelines, product sales cycles and estimated lives of products. The after-tax cash flows were then discounted using a rate of 25%, which represents a premium to the Company's weighted average cost of capital due to the risks associated with the fact that the projects had not reached technological feasibility at the date of the acquisition and successful completion of each project cannot be assured.

    The accompanying consolidated balance sheets as of June 30, 1999 and 2000 include the balances of Powerhouse. The following summarized unaudited pro forma financial information assumes the acquisition occurred as of July 1, 1997. The pro forma data give effect to actual operating results prior to the acquisition and adjustments to interest expense, depreciation and amortization and income taxes at a combined 40% tax rate. In addition, an adjustment has been made to exclude the charge for acquired in-process research and development of $17.5 million. These pro forma amounts do not purport to be indicative of the results that might have been obtained if the acquisition had occurred on July 1, 1997 or that may be obtained in the future.

                                                          YEARS ENDED JUNE 30,
                                                            1998        1999
                                                          ---------   ---------
                                                             (IN THOUSANDS)
Revenues................................................  $432,486    $465,925
Income before cumulative effect of change in accounting
  principle.............................................    60,772      57,503
Net income..............................................    60,772      57,268
Earnings per share before cumulative effect of change in
  accounting principle:
  Basic.................................................  $   4.77    $   4.73
  Diluted...............................................  $   4.62    $   4.63
Earnings per share:
  Basic.................................................  $   4.77    $   4.71
  Diluted...............................................  $   4.62    $   4.61

4. IMPAIRMENT AND RESTRUCTURING CHARGES

    In the fourth quarter of fiscal 2000, the Company implemented a plan, which was not contemplated at the time of the acquisition, to restructure the operations of its VLC subsidiary. As a result, the VLC subsidiary is now managed and accounted for as two separate business units, VLC Government and VLC Casino. VLC Government focuses on sales of central systems and video lottery gaming machines to governmental jurisdictions. All manufacturing activity for this product line will continue to be serviced through our Bozeman, Montana facility. VLC Casino, which was formerly based in Bozeman, will now be based in Las Vegas, and will focus on the development and sales of gaming machines to casinos. In connection with this plan, the Bozeman engineering and manufacturing staff were reduced and severance payments were made to these individuals. In addition, the Company cancelled the lease for a facility that was used for engineering and the leasehold improvements related to this facility were determined to have no future economic benefit to the Company. At the time of the Powerhouse Acquisition, a cost based approach was used to value the assembled workforce at VLC whereby the fair value of the assembled workforce was determined based upon the costs for search, interviewing, training and other employee-related acquisition costs. Due to the reductions in staffing

                                 ANCHOR GAMING

4. IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED) related to the above event and pursuant to SFAS No. 121, the Company determined that the assembled workforce asset was impaired.

    In addition, our VLC subsidiary terminated a development project due to concerns about cost and long-term viability of the project as compared to alternative project designs. At the time of the Powerhouse Acquisition, this project was classified as core technology and assigned a value based upon the income approach (see Note 3). This project was completely abandoned and thus has no fair value at June 30, 2000. The entire book value related to this project was written off.

    As a result of the items described above, the Company recorded an impairment and restructuring charge during fiscal 2000 related to the following:

                                                              (IN THOUSANDS)
                                                              --------------
Development project abandonment impairment..................      $1,700
Assembled workforce impairment..............................         360
Severance payments..........................................         231
Write-down of leasehold improvements........................         350
                                                                  ------
                                                                  $2,641
                                                                  ======

5. BUSINESS SEGMENTS

    The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public companies are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, geographic areas, and major customers. In the fourth quarter of fiscal 2000, the operating segments were reorganized to reflect organizational changes within the Company and resulting changes in the financial information that is used by significant decision makers. As a result, the Company has combined its lottery systems and pari-mutuel systems segments into a gaming systems segment. The systems segment also includes the Company's video lottery business, which was previously included in the gaming machines and systems segment. Segment information for prior periods has been restated.

    Anchor Gaming is a diversified gaming company that operates through three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of three business units. These include our joint venture with International Game Technology ("IGT") through which Anchor and IGT distribute proprietary gaming machines to casinos primarily on wide area progressive systems; Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams; and VLC Casino. Gaming operations are currently conducted through five business units. These include two casinos in Colorado; Sunland Park Racetrack & Casino in New Mexico; and gaming machine route operations in both Nevada and Montana. The Company also has a 50% interest in a development contract and seven year management contract with the Pala Band of Mission Indians to develop and manage a casino currently under construction in Northern San Diego County, California that is presently expected to open in March 2001. The gaming systems segment consists of three business units. These include Automated Wagering International ("AWI"), an on-line lottery company; VLC Government; and United Tote, a pari-mutuel wagering system company.

                                 ANCHOR GAMING

5. BUSINESS SEGMENTS (CONTINUED)

    The Company had no gaming systems revenues prior to the Powerhouse Acquisition. Revenues and income (loss) for these segments are as follows:

                                                             YEARS ENDED JUNE 30,
                                                        ------------------------------
                                                          1998       1999       2000
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Revenues:
  Gaming machines.....................................  $114,120   $124,179   $155,101
  Gaming operations...................................   119,023    126,092    190,706
  Gaming systems......................................        --         --    181,049
  Intercompany revenues...............................    (1,211)    (1,340)    (1,653)
                                                        --------   --------   --------
                                                        $231,932   $248,931   $525,203
                                                        ========   ========   ========

Income (loss) from operations:
  Gaming machines.....................................  $ 74,473   $ 67,955   $ 79,442
  Gaming operations...................................    33,944     31,447     30,116
  Gaming systems......................................        --         --     14,212
  General corporate expenses..........................    (2,186)   (15,587)    (3,534)
                                                        --------   --------   --------
                                                        $106,231   $ 83,815   $120,236
                                                        ========   ========   ========

Depreciation and amortization:
  Gaming machines.....................................  $  8,446   $ 12,406   $ 16,507
  Gaming operations...................................     4,012      4,716      9,364
  Gaming systems......................................        --         --     22,022
  Corporate...........................................       203        258      3,058
                                                        --------   --------   --------
                                                        $ 12,661   $ 17,380   $ 50,951
                                                        ========   ========   ========

Capital expenditures for property and equipment,
  intangible assets and other assets:
  Gaming machines.....................................  $ 20,649   $  8,753   $  9,369
  Gaming operations...................................     3,659      5,063      6,490
  Gaming systems......................................        --         --     63,354
  Corporate...........................................       113        141      3,373
                                                        --------   --------   --------
                                                        $ 24,421   $ 13,957   $ 82,586
                                                        ========   ========   ========

Identifiable assets:
Gaming machines.......................................  $ 98,884   $142,736   $111,882
Gaming operations.....................................    72,618    102,528    117,188
Gaming systems........................................        --    101,217    182,945
Corporate.............................................    73,632     44,811     20,340
Unallocated intangibles...............................        --    115,877    116,364
                                                        --------   --------   --------
                                                        $245,134   $507,169   $548,719
                                                        ========   ========   ========

                                 ANCHOR GAMING

5. BUSINESS SEGMENTS (CONTINUED)
    The Company had total international revenues of approximately $36.2 million in fiscal 2000, primarily within its gaming systems segment. In fiscal 1998 and 1999, international revenues were immaterial.

6. ACCOUNTS AND NOTES RECEIVABLE

    The Company finances sales of gaming and systems equipment to certain customers meeting minimum credit standards. These installment notes bear interest at rates up to 18% and are to be paid over periods ranging from one to nine years. Notes receivable also include notes due from various slot route location owners with interest rates ranging from 8% to 12% to be paid over periods ranging from 3 months to 20 years. Accounts and notes receivable consist of the following:

                                                                 JUNE 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Accounts receivable, trade................................  $31,897    $36,763
Notes receivable..........................................   20,948     19,743
                                                            -------    -------
                                                             52,845     56,506
Less allowance for doubtful accounts......................   (3,173)    (4,563)
                                                            -------    -------
Total accounts and notes receivable.......................   49,672     51,943
Less current portion:
  Accounts receivable.....................................   29,373     33,494
  Notes receivable........................................    9,153     10,465
                                                            -------    -------
Long-term notes receivable, net...........................  $11,146    $ 7,984
                                                            =======    =======

    Long-term notes receivable, net, are included in other long-term assets in the accompanying consolidated balance sheet. At June 30, 1999 and 2000, approximately 20% and 14% of trade receivables, respectively, were from various governments or their designated agencies. On June 30, 2000 the Company had advanced approximately $6.5 million on behalf of the Pala Band of Mission Indians, which are included in accounts and notes receivable, net on the consolidated balance sheet at June 30, 2000. These advances were repaid subsequent to June 30, 2000. The Company, through its 51%-owned consolidated affiliate, Anchor Partners, LLC, has a receivable from Ourway Realty of $5.5 million at June 30, 2000. The Company has a 25% ownership interest in Ourway Realty.

                                 ANCHOR GAMING

7. INVENTORY

    Inventories, net of valuation reserves, consist of the following:

                                                                 JUNE 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Manufacturing
  Raw materials...........................................  $ 5,258    $ 5,901
  Work-in-process.........................................    1,795      1,593
  Finished goods..........................................   10,531      7,740
Other finished goods......................................    3,791      2,144
                                                            -------    -------
                                                            $21,375    $17,378
                                                            =======    =======

    Inventory reserves were approximately $4.4 million at June 30, 1999, and $6.0 million at June 30, 2000.

8. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                         JUNE 30,
                                                ESTIMATED LIFE      -------------------
                                                   IN YEARS           1999       2000
                                             --------------------   --------   --------
                                                                      (IN THOUSANDS)
Land and improvements......................          15             $ 27,608   $ 27,854
Buildings and improvements.................        15 - 40            30,267     31,909
Gaming equipment...........................         3 - 7             92,181     92,417
On-line wagering equipment.................         5 - 7             40,099     74,348
Pari-mutuel equipment......................        3 - 10             16,784     20,423
Furniture, fixtures and equipment..........         3 - 7             16,670     26,095
Leasehold improvements.....................      4 - 31 1/2            8,087     10,442
                                                                    --------   --------
                                                                     231,696    283,488
Less accumulated depreciation..............                           43,648     82,512
                                                                    --------   --------
  Total....................................                         $188,048   $200,976
                                                                    ========   ========

No interest was capitalized during the years ended June 30, 1998 and 1999. During the year ended June 30, 2000, interest of $860,000 was capitalized for construction of long-term assets.

                                 ANCHOR GAMING

9. OTHER INTANGIBLE ASSETS

    Other intangible assets consist of the following:

                                                                         JUNE 30,
                                                ESTIMATED LIFE      -------------------
                                                   IN YEARS           1999       2000
                                             --------------------   --------   --------
                                                                      (IN THOUSANDS)
Contract implementation....................         5 - 9           $     --   $ 15,961
Core technology............................        7 - 20             15,200     13,500
Customer base..............................        7 - 20             11,600     11,600
Assembled workforce........................           8                4,490      3,719
Other......................................         1 - 7              5,030      4,845
                                                                    --------   --------
                                                                      36,320     49,625
Less accumulated amortization..............                            1,800      5,729
                                                                    --------   --------
  Total....................................                         $ 34,520   $ 43,896
                                                                    ========   ========

    The Company acquired its core technology in the Powerhouse Acquisition, and has not capitalized any additional software development costs in the three-year period ended June 30, 2000. Contract implementation costs include the costs of implementing and installing systems used to provide services under long-term contracts. These costs are amortized over the lives of the related contracts.

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these affiliates. Investments in unconsolidated affiliates consist primarily of a 50% interest in a joint venture (the "Anchor-IGT joint venture") with International Game Technology ("IGT"). The primary business of the Anchor-IGT joint venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Anchor-IGT joint venture are included in revenue from gaming machines. The Company has other unconsolidated investments at June 30, 2000, that were not material to the balance sheet or results of operations.

    The Anchor-IGT joint venture has a fiscal year end of September 30. Summarized results of operations of the Anchor-IGT joint venture for the years ended June 30, 1998, 1999, and 2000 are as follows:

                                                     YEARS ENDED JUNE 30,
                                                ------------------------------
                                                  1998       1999       2000
                                                --------   --------   --------
                                                        (IN THOUSANDS)
Revenues......................................  $212,237   $289,472   $343,015
Expenses......................................    99,572    143,535    161,204
Operating income..............................   112,665    145,937    181,811
Net income....................................   113,323    147,849    186,269

    Depreciation expense was $10.6 million, $17.6 million, and $22.6 million for the twelve months ended June 30, 1998, 1999, and 2000, respectively.

                                 ANCHOR GAMING

10. INVESTMENTS IN UNCONSOLIDATED AFFILIATES (CONTINUED)
    Summarized balance sheet information of the Anchor-IGT joint venture is as follows:

                                                                JUNE 30,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
                                                             (IN THOUSANDS)
Current assets...........................................  $92,035    $147,787
Property and other long-term assets, net.................   98,410     102,807
Current liabilities......................................   24,339      39,034
Long-term debt and other liabilities.....................  106,419      82,177
Equity...................................................   59,687     129,383

    The Anchor-IGT joint venture is subject to various risks and uncertainties including, but not limited to, gaming regulatory requirements. The Company's annual report on Form 10-K includes a comprehensive set of the Company's risk factors, including those related to the Anchor-IGT joint venture. The Anchor-IGT joint venture's operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and internationally. The Company's, IGT's and the Anchor-IGT joint venture's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

11. OTHER CURRENT LIABILITIES

    Other current liabilities consists of the following:

                                                                 JUNE 30,
                                                            -------------------
                                                              1999       2000
                                                            --------   --------
                                                              (IN THOUSANDS)
Labor, compensation and benefits..........................  $11,160    $11,583
Commission and royalties..................................    2,600      2,778
Billings in excess of costs and estimated earnings........      792      3,129
Merger related accruals...................................   11,541         --
Other accrued expenses....................................   16,393     12,687
                                                            -------    -------
                                                            $42,486    $30,177
                                                            =======    =======

                                 ANCHOR GAMING

11. OTHER CURRENT LIABILITIES (CONTINUED)
Contracts involving a substantial construction component are recorded as long-term contracts, and associated revenues are recognized on the percentage of completion method. Included in the Company's consolidated balance sheets are the following balances related to such contracts in process.

                                                                   JUNE 30,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Costs and estimated earnings in excess of billings
  (included within other current assets)....................   $ 547     $ 4,679
Billings in excess of costs and estimated earnings
  (included within other current liabilities)...............    (792)     (3,129)
                                                               -----     -------
                                                               $(245)    $ 1,550
                                                               =====     =======

12. LONG-TERM DEBT

    Long-term debt, including capitalized lease obligations, consists of the following:

                                                               JUNE 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
Variable rate revolving line of credit, rate of 8% as of
  June 30, 2000, due June 30, 2004......................  $210,000   $221,500
Notes payable at interest rates of 0% and 2%, due in
  annual installments through March 2001................     3,931        944
6% to 8% various notes and capital lease obligations,
  due in monthly installments of $3,000 to $40,000
  including interest, maturing through March 2004.......     2,925      1,850
                                                          --------   --------
                                                           216,856    224,294
Less current portion....................................     4,051      1,524
                                                          --------   --------
Long-term debt, net of current portion..................  $212,805   $222,770
                                                          ========   ========

    The aggregate maturities of long-term debt are as follows:

YEAR ENDING JUNE 30,                                          (IN THOUSANDS)
--------------------                                          --------------
2001........................................................     $  1,524
2002........................................................       22,063
2003........................................................       50,394
2004........................................................      150,313
                                                                 --------
                                                                 $224,294
                                                                 ========

    In June 1999, the Company entered into a $300 million unsecured revolving credit facility (the "Credit Facility") expiring June 30, 2004. At the option of the Company, the Credit Facility bears interest at a base rate approximating prime, plus an applicable margin or LIBOR plus an applicable margin. The base rate applicable margin may fluctuate between 0% and 1% and the LIBOR applicable

                                 ANCHOR GAMING

12. LONG-TERM DEBT (CONTINUED)
margin may fluctuate between 1% and 2% depending on the Company's consolidated leverage ratio as defined in the Credit Facility agreement, but is subject to change based upon the stock purchase transaction discussed in Note 19.

    The Credit Facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly beginning September 30, 2000 by $12.5 million per quarter until the total facility has been reduced to $150 million. Principal payments are required on each quarterly reducing date to the extent that total indebtedness outstanding under the facility exceeds the reduced amount of the available facility. The Company may use up to $20 million of the facility for letters of credit of which $2.6 million was outstanding at June 30, 2000. The Credit Facility as amended in March 2000 carries customary restrictive covenants including, but not limited to maintenance of leverage and fixed charge coverage ratios, limitations on capital expenditures, mergers and acquisitions, disposition of assets, distributions, additional debt and liens. Management of the Company believes it is in compliance with these covenants as of June 30, 2000. Upon closing in June 1999, the Company used $210 million in proceeds from the Credit Facility to fund the Powerhouse Acquisition.

13. EARNINGS PER SHARE

    A reconciliation of income and shares for basic and diluted earnings per share (EPS) is as follows:

                                                                 YEARS ENDED JUNE 30,
                          ---------------------------------------------------------------------------------------------------
                                       1998                              1999                              2000
                          -------------------------------   -------------------------------   -------------------------------
                                                PER-SHARE                         PER-SHARE                         PER-SHARE
                           INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT      INCOME     SHARES     AMOUNT
                          --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS:
  Net income............  $68,400     12,751      $5.36     $47,507     12,164      $3.91     $64,959     11,833      $5.49
Effect of Dilutive
  Securities:
  Options...............       --        410       (.16)         --        264       (.09)         --        178       (.08)
                          -------     ------      -----     -------     ------      -----     -------     ------      -----
Diluted EPS:
  Net Income............  $68,400     13,161      $5.20     $47,507     12,428      $3.82     $64,959     12,011      $5.41
                          =======     ======      =====     =======     ======      =====     =======     ======      =====

                                 ANCHOR GAMING

14. STOCK OPTIONS AND STOCK RIGHTS

    As of June 30, 2000, 1,535,000 shares of common stock were reserved for issuance upon exercise of employee and director stock options under an employee stock option plan (the "Plan"). Employee and director options to purchase 1,432,000 shares, at the fair market values at the grant dates have been granted as of June 30, 2000 under the Plan. As of June 30, 2000, options to purchase 872,750 shares had been exercised. These options vest in varying increments over varying periods. An additional 40,000 shares are reserved for issuance upon exercise of vested options at the IPO price that were granted to a relative of certain minority stockholders (none of which were exercised at June 30, 2000). Options to purchase an additional 600,000 shares were granted at the fair market value at the grant date to certain employees outside of the Plan. These non-plan options vest in varying increments over periods from nine months to eight years.

    Summarized information for all options is as follows for the years ended June 30:

                                            1998                         1999                         2000
                                 --------------------------   --------------------------   --------------------------
                                                WEIGHTED                     WEIGHTED                     WEIGHTED
                                                AVERAGE                      AVERAGE                      AVERAGE
                                  OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                 ---------   --------------   ---------   --------------   ---------   --------------
Outstanding, beginning of the
  year.........................  1,133,025       $24.98       1,060,925       $30.30         993,550       $31.55
  Granted......................    124,000        56.03          28,800        52.50         448,000        49.62
  Exercised....................   (178,800)       14.31         (83,375)       20.63        (208,100)       26.96
  Canceled.....................    (17,300)       31.57         (12,800)       46.17         (64,200)       26.65
                                 ---------       ------       ---------       ------       ---------       ------
Outstanding, end of the year...  1,060,925       $30.30         993,550       $31.55       1,169,250       $39.56
                                 =========       ======       =========       ======       =========       ======
Exercisable at end of the
  year.........................    271,675       $21.51         426,050       $24.33         287,833       $30.36
                                 =========       ======       =========       ======       =========       ======
Options available for grant....     82,800                      166,800                      103,000
                                 =========                    =========                    =========

    The following table summarizes information about the options outstanding at June 30, 2000:

                                             OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                              --------------------------------------------------   -------------------------------
                                  NUMBER       WEIGHTED AVERAGE      WEIGHTED          NUMBER          WEIGHTED
                              OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
RANGE OF EXERCISE PRICES      JUNE 30, 2000    CONTRACTUAL LIFE   EXERCISE PRICE   JUNE 30, 2000    EXERCISE PRICE
------------------------      --------------   ----------------   --------------   --------------   --------------
$12.00 - $13.50............        55,450              3.6            $ 12.27           55,450          $12.27
14.75 - 21.75..............        96,800              5.0              21.63           61,800           21.56
31.88 - 46.88..............       442,700              6.7              32.15          117,350           32.90
49.50 - 72.88..............       574,300              8.9              50.93           53,233           53.83
                                ---------           ------            -------          -------          ------
                                1,169,250              7.5            $ 39.56          287,833          $30.36
                                =========           ======            =======          =======          ======

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

                                 ANCHOR GAMING

14. STOCK OPTIONS AND STOCK RIGHTS (CONTINUED)
In connection with the authorization of the Rights Plan, the board of directors of the Company has authorized the designation of 50,000 shares of Preferred Stock as Series A Junior Participating Preferred Stock with a par value of $20.00 per share. Each Right under the Rights Plan will entitle the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-thousandth of a share of Series A Junior Participating Preferred stock at a purchase price of $400 per Unit, subject to adjustment. The Rights convert in certain circumstances into a right to purchase common stock or securities of a successor entity.

    The Company has adopted the disclosures-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Under APB No. 25, no compensation cost has been recognized in the financial statements for the Stock Option Plan or other stock options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Had compensation cost for the stock option grants been determined based on the fair value at the date of grant for awards consistent with the provision of SFAS No. 123, the Company's net income per common and common equivalent share would have decreased to the pro forma amounts indicated below:

                                                                    YEARS ENDED JUNE 30,
                                                           ---------------------------------------
                                                             1998           1999           2000
                                                           ---------      ---------      ---------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income-as reported...............................       $68,400        $47,507        $64,959
Net income-pro forma.................................        66,947         46,411         62,692

Basic earnings per share-as reported.................       $  5.36        $  3.91        $  5.49
Basic earnings per share-pro forma...................          5.25           3.82           5.30

Diluted earnings per share-as reported...............       $  5.20        $  3.82        $  5.41
Diluted earnings per share-pro forma.................          5.09           3.73           5.22

    The fair value of each option granted in fiscal years 1998, 1999 and 2000 was estimated using the following assumptions for the Black-Scholes option pricing model: (i) no dividends; (ii) expected volatility of 60% for 1998 and 1999 and 50% for 2000; (iii) risk free interest rates averaging, 6% for 1998, 6% for 1999, and 6% for 2000; and (iv) an expected average life of 4.6 years for 1998 3.1 years for 1999, and 5.4 years for 2000. The weighted average fair value of the options granted in 1998, 1999 and 2000 were $30.00, $22.93 and $26.23, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

15. RELATED PARTY TRANSACTIONS

    During of the year ended June 30, 1998, notes payable to the principal stockholder resulted in interest expense of $224,000. The $2,800,000 principal amount of the notes consisted of unsecured notes payable bearing interest at 8% that were due July 1, 1998. The notes were paid in full during the year ended June 30, 1998.

                                 ANCHOR GAMING

15. RELATED PARTY TRANSACTIONS (CONTINUED)

    Richard R. Burt, who became the vice chairman of the board of directors on June 29, 1999, is the chairman and a founder of IEP Advisors, Inc. ("IEP"), which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities. The Company paid IEP $250,000 during fiscal 2000. In addition, Mr. Burt and the Company entered into a consulting agreement in September 1999, under which Mr. Burt is to provide assistance to the Company and its affiliates in the expansion of their international activities. The agreement has a two-year term from June 30, 1999, and may be terminated by the Company or by Mr. Burt upon 30 days' prior written notice. Mr. Burt was paid $60,000 during fiscal 2000 under this agreement.

16. INCOME TAXES

    The provision for income taxes is as follows:

                                                               YEARS ENDED JUNE 30,
                                                          ------------------------------
                                                            1998       1999       2000
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Current:
  Federal...............................................  $ 47,258   $39,847    $26,087
  State.................................................     4,168     4,012      5,085
                                                          --------   -------    -------
                                                            51,426    43,859     31,172
                                                          --------   -------    -------

Deferred:
  Federal...............................................    (9,510)   (3,870)    10,081
  State.................................................      (876)     (567)     1,158
                                                          --------   -------    -------
                                                           (10,386)   (4,437)    11,239
                                                          --------   -------    -------
Total...................................................  $ 41,040   $39,422    $42,411
                                                          ========   =======    =======

    The historical provision for income taxes differs from the amount of income tax determined by applying the applicable U. S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following:

                                                                       YEARS ENDED JUNE 30,
                                               ---------------------------------------------------------------------
                                                      1998                     1999                     2000
                                               -------------------      -------------------      -------------------
                                                                          (IN THOUSANDS)
Statutory U. S. tax rate.....................  $38,304      35.0%       $30,425      35.0%       $37,580      35.0%
Increase in tax resulting from:
  State income taxes, net of federal tax
    effect...................................    2,140       2.0          2,240       2.6          4,058       3.8
  Acquired in-process research and
    development not deductible...............                             6,125       7.0
  Other, net.................................      596       0.5            632       0.7            773       0.7
                                               -------      ----        -------      ----        -------      ----
Actual provision for income taxes............  $41,040      37.5%       $39,422      45.3%       $42,411      39.5%
                                               =======      ====        =======      ====        =======      ====

                                 ANCHOR GAMING

16. INCOME TAXES (CONTINUED)
    SFAS No. 109 "Accounting for Income Taxes" requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income taxes included in other current assets and other long-term assets on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax items creating the Company's net deferred tax asset as of June 30, 1999 and 2000 are as follows:

                                                               JUNE 30,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
                                                            (IN THOUSANDS)
CURRENT
Deferred tax assets:
  Accrued reserves and allowances.......................  $  4,040   $  3,396
  Other.................................................       399         --
                                                          --------   --------
    Total current asset.................................     4,439      3,396
                                                          --------   --------
LONG-TERM
Deferred tax assets:
  Accrued reserves and allowances.......................    19,508     19,417
  Net operating loss carryforwards......................    14,961      8,030
  Expenses not currently deductible.....................        --         --
  Other.................................................     1,505      1,616
Deferred tax liabilities:
  Difference between book and tax basis of property.....   (12,785)   (13,023)
  Difference between book and tax basis of purchase
    accounting..........................................    (9,620)   (10,253)
  Other.................................................    (2,391)    (6,446)
Valuation allowance.....................................    (1,641)        --
                                                          --------   --------
    Total long-term liability, net......................     9,537       (659)
                                                          --------   --------
Net deferred tax asset..................................  $ 13,976   $  2,737
                                                          ========   ========

    The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences and carryforwards are deductible. The utilization of deferred tax assets may also be dependent upon the existence or generation of taxable income in specific subsidiaries. Management considers the timing of the reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income and other tax planning strategies in assessing whether deferred tax assets will be realizable. Based upon these considerations, management has determined that the Company will realize the benefits of these deductible differences and carryforwards and has eliminated the June 30, 1999 valuation allowance.

17. BENEFIT PLAN

    During the year ended June 30, 2000, the Company adopted a defined contribution benefit plan ("401(k) Plan") for all employees of subsidiaries with domestic operations. The Company's matching contributions to the 401(k) Plan are based on a percentage of the employees' contributions to the plan.

                                 ANCHOR GAMING

17. BENEFIT PLAN (CONTINUED)
The Company's contributions to the 401(k) Plan are charged against income as incurred. The Company contributed approximately $1.2 million to the 401(k) Plan during the year ended June 30, 2000. The Company has the right under the 401(k) Plan to discontinue matching contributions at any time and to terminate the 401(k) Plan subject to the provisions of ERISA.

18. COMMITMENTS AND CONTINGENCIES

NON-CANCELABLE OPERATING LEASES

    The Company leases manufacturing space, parking lot space, office space, casino space, and slot route locations under non-cancelable operating leases. The original terms of the leases range from 1 to 15 years with various renewal options from 1 to 15 years. The casino space lease has contingent rentals based on gaming revenues of the casino occupying the space. The lease provides for a monthly payment of the greater of a base amount of $12,000 or 5% of adjusted gross gaming revenue, with a payment ceiling of $400,000 per year. Contingent rentals paid above base amounts were $256,000 for each year in the three-year period ended June 30, 2000. Operating lease rental expense was $11,878,000, $12,833,000, and $17,009,000 for the fiscal years ended June 30, 1998, 1999, and
2000, respectively.

    Future minimum rentals under non-cancelable operating leases at June 30, 2000 are:

YEAR ENDING JUNE 30,                                          (IN THOUSANDS)
--------------------                                          --------------
2001........................................................     $ 20,875
2002........................................................       20,646
2003........................................................       19,812
2004........................................................       13,117
2005........................................................       10,195
Thereafter..................................................       49,003
                                                                 --------
                                                                 $133,648
                                                                 ========

    Included in other assets at June 30, 1999 and 2000 is a space lease deposit of $3.3 million, which is held by the lessor of several slot route locations pursuant to an agreement that provides that the deposit, or any portion thereof, may, at the option of the Company, be applied against rents owing during the last two years of the lease agreement. Also included in deposits are payments totaling $10.8 million to this lessor to extend the lease term for these locations through the year 2010. The lease extension payments are amortized to rent expense on a straight-line basis over the remaining term of the lease. The Company's slot route operations at locations leased from this lessor accounted for more than 10% of the Company's total revenues for the years ended June 30, 1998 and 1999, and for approximately 5% of the Company's total revenues for the year ended June 30, 2000.

PALA GUARANTY

    Under the terms of the Development Services and Financing Agreement with the Pala Board of Mission Indians, the Company agreed to assist the Pala tribe in obtaining financing for the construction and operation of PALA, a casino and entertainment facility in northern San Diego County, California, and to advance funds during the design and development stages. The Pala tribe secured a $100 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000.

                                 ANCHOR GAMING

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)
As a condition to receiving financing, the Company was required to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. The Company executed a guaranty, which remains in effect until the earlier of either repayment in full of all guaranteed financial obligations under the loan agreement or delivery to lenders of a leasehold mortgage on PALA if the facility has been in operation for at least twelve months and certain financial and leverage threshholds have been met. The guaranty will also be released 60 days following the date on which the Company or any of its affiliates ceases to be the manager of PALA, unless lenders have demanded payment of outstanding obligations from the Pala tribe during such period. Anchor Pala Development LLC, the Company's wholly-owned subsidiary, will receive a development fee based on the actual total project costs and a project fee based on net gaming and non-gaming PALA revenues. As additional consideration for all costs, risks, restrictions, and expenses associated with providing the guaranty, the Company will receive fees based primarily on a percentage of the outstanding loan balance. In addition, the Company has agreed to fund PALA project cost overruns up to a total of $25.0 million.

GAMING REGULATIONS

    The Company's route operations are subject to the licensing and regulatory requirements of the Nevada State Gaming Control Board, the Nevada Gaming Commission, and the Montana Department of Justice, Gambling Control Division. The Company's operating casinos are subject to the licensing and regulatory requirements of the Colorado Limited Gaming Control Commission, New Mexico Gaming Control Board, and New Mexico Racing Commission. The Company's proprietary games operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and Canada including the Nevada and Colorado requirements. The Company is also subject to regulations of the New Mexico Racing Commission and the New Mexico Gaming Control Board as well as regulations governing lotteries and pari-mutuel systems. The Company's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

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

                                 ANCHOR GAMING

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Colorado Central Station Casino was constructed with foundation drains to intercept ground water and direct it to a sump, which is then piped to a leach field on the property. During the year ended June 30, 1999, the Colorado Central Station Casino ("CCSC") experienced a large increase in the flow of ground water into its sump. The increase in water flow eventually overwhelmed the capacity of the leach field and required the water to be pumped into North Clear Creek. The Colorado State Health Department-Water Quality Control Commission indicated that a permit for the discharge of the water into North Clear Creek would be required and that treatment of the discharge, prior to placing it in North Clear Creek, may also be required. The potential cost of treating the increased water flows could approach one half million dollars although there is recent evidence that the water flow may be lessening.

LITIGATION

    On February 17, 2000, the Company filed a complaint in U.S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questions certain specified accounting practices that were used prior to the acquisition.

    In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI, a subsidiary of ours, in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. Subsequent to the execution of the renegotiated contract between AWI and the Florida Lottery in March 1999, GTECH Holdings Corporation amended the complaint.

    On January 28, 2000 the Circuit Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999 between the State of Florida, the Department of Lottery, and AWI, on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000 and as a result, an automatic stay of the prior order took place. The Florida Lottery and AWI filed an appeal on March 27, 2000. The appeal is currently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. The Company will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that our AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to the Company. The Company has, to date, invested approximately $35 million in equipment and systems for the Florida Lottery. If unsuccessful in this litigation, this capital expenditure may be jeopardized.

    In February 1999, we and the Anchor-IGT joint venture filed an action in U.
S. district court, District of Nevada, against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of Company secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against us and the Anchor-IGT joint venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against the

                                 ANCHOR GAMING

18. COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company and the Anchor-IGT joint venture alleging wrongful use of Acres intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon state circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    Several securities class action lawsuits have been filed against the Company and certain of the Company's current and former officers and directors. The lawsuits were filed in various jurisdictions following the Company's announcement in early December 1997 that the results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of a purported class of purchasers of the Company's stock and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned In re Anchor Gaming Securities Litigation, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on
January 6, 1999 with the court entering a judgment in our favor. The consolidated state action, captioned Ryan, et al. v. Anchor Gaming, et al., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and they intend to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

PURCHASE COMMITMENTS

    At June 30, 2000, the Company had entered into various purchase agreements to purchase gaming equipment for approximately $15.8 million.

19. SUBSEQUENT EVENTS

STOCK PURCHASE TRANSACTION

    On September 25, 2000, the Company announced the execution of a definitive agreement with the Company's Chairman, Stanley Fulton, and members of his family and their affiliates to acquire approximately 4.6 million shares of our common stock for a purchase price of $66.60 per share. The Company intends to finance this transaction through an offering of $250 million of senior subordinated notes and an amendment to our senior credit facility.

    The Fulton family members and their affiliates will retain ownership of approximately 539,600 shares after the transaction. Stanley Fulton, his son Michael Fulton, and his daughter Elizabeth Jones have agreed to resign their positions on our board of directors upon completion of the transaction.

    The purchase consideration for the shares comprises $240 million in cash and $66 million of promissory notes that Stanley Fulton will receive for a portion of the shares he is selling.

RACETRACK ASSET SALE TRANSACTION

    In conjunction with the stock purchase transaction with the Fulton family, the Company has entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts

                                 ANCHOR GAMING

19. SUBSEQUENT EVENTS (CONTINUED)
horse racing facility. Stanley Fulton has agreed to pay $66.0 million for these assets by canceling our obligations under the promissory notes. The Company expects to complete the sale of these racetrack assets to Mr. Fulton by the end of March 2001, subject to regulatory approvals and the satisfaction of other conditions. After the sale of these assets, the Company will retain the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The book value of the assets to be sold was approximately $52.7 million at June 30, 2000. The Company expects to record a pre-tax gain of $12.4 million, net of applicable transaction costs. The tax expense associated with this transaction is expected to be approximately
$18.5 million.

FINANCING TRANSACTIONS

    The stock purchase transaction requires an amendment to their existing senior credit facility. The Company has received a commitment from Bank of America, N.A. that provides for the requisite amendment and allows for the offering of the notes. The Company intends to finance the stock purchase through the net proceeds from the offering of the notes and borrowings under our senior credit facility. The Company expects the amendment to the senior credit facility and the offering of the notes to close concurrently with the closing of the stock purchase transaction.

CONSULTING AGREEMENT

    In conjunction with the stock purchase transaction and racetrack asset sale, the Company has executed a 10-year consulting agreement with Stanley Fulton. Under the terms of the agreement, Mr. Fulton will receive an annual salary of $245,000 per year and executive-level benefits for 10 years in consideration of consulting services that he will provide to the Company.

STOCK SPLIT

    On September 25, 2000, the Company announced that the board of directors had authorized a 2-for-1 stock split. As a result of the stock split, stockholders of record as of October 31, 2000 will receive one additional share of our common stock for every share then owned. The new shares will be issued as soon as practicable following the record date.

    Information provided in the financial statements has not been adjusted to reflect the stock split.

EXECUTIVE COMPENSATION PLAN

    The Company recently entered into employment arrangements with their senior executive management. These new employment arrangements include employment agreements and new restricted stock grants and stock option grants. The Company has not executed definitive agreements with respect to these executive compensation arrangements.

              SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                            1ST QTR    2ND QTR    3RD QTR    4TH QTR     TOTAL
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JUNE 30, 2000
  Revenues................................  $127,001   $130,745   $125,461   $141,996   $525,203
  Income From Operations..................    29,355     29,073     30,740     31,068    120,236
  Net Income..............................    15,774     15,288     16,013     17,884     64,959
  Basic Earnings Per Share................  $   1.32   $   1.27   $   1.35   $   1.55   $   5.49
  Diluted Earnings Per Share..............  $   1.30   $   1.25   $   1.33   $   1.54   $   5.41

                                            1ST QTR    2ND QTR    3RD QTR    4TH QTR     TOTAL
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
YEAR ENDED JUNE 30, 1999
  Revenues................................  $ 64,603   $ 61,837   $ 59,820   $ 62,671   $248,931
  Income From Operations..................    29,669     25,941     22,452      5,753     83,815
  Net Income..............................    19,048     16,647     14,472     (2,660)    47,507
  Basic Earnings Per Share................  $   1.52   $   1.37   $   1.20   $  (0.22)  $   3.91
  Diluted Earnings Per Share..............  $   1.48   $   1.34   $   1.18   $  (0.22)  $   3.82

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Incorporated herein by reference to our proxy statement for the November 17, 2000, Annual Meeting of Stockholders under the caption "Management-Directors and Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated herein by reference to our proxy statement for the November 17, 2000, Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information", provided that the Performance Graph and the Compensation Committee Report on Executive Compensation are expressly not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated herein by reference to our proxy statement for the November 17, 2000, Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated herein by reference to our proxy statement for the November 17, 2000, Annual Meeting of Stockholders under the caption "Executive Compensation and Other Information-Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


       (a)(1)                The following documents are filed as part of this Report:

                             Consolidated Balance Sheets as of June 30, 1999 and 2000

                             Consolidated Statements of Income for the fiscal years ended
                             June 30, 1998, 1999, and 2000

                             Consolidated Statements of Stockholders' Equity for the
                             fiscal years ended June 30, 1998, 1999, and 2000

                             Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1998, 1999, and 2000

                             Notes to Consolidated Financial Statements

                             Independent Auditors' Report

       (a)(2)                The following financial schedules for fiscal years ending
                             June 30, 1998, 1999, and 2000 are submitted herewith:

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

       (b)                   Reports on Form 8-K

                             Current Report on Form 8-K dated September 26, 2000.

       (c)                   Exhibits

                             See Index to Exhibits.

       (d)                   Financial Statement Schedule filed in Part IV of this report is as follows:

SCHEDULE:

II--Valuation and Qualifying Accounts-Years Ended June 30, 1998, 1999, and 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Anchor Gaming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ANCHOR GAMING

                                                       By:            /s/ THOMAS J. MATTHEWS
                                                            -----------------------------------------
                                                                        Thomas J. Matthews
                                                                     CHIEF EXECUTIVE OFFICER

                                                       By:             /s/ GEOFFREY A. SAGE
                                                            -----------------------------------------
                                                                         Geoffrey A. Sage
                                                                     CHIEF FINANCIAL OFFICER

Date: September 28, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ STUART D. BEATH
     -------------------------------------------       Director                     September 28, 2000
                   Stuart D. Beath

                 /s/ RICHARD R. BURT
     -------------------------------------------       Director                     September 28, 2000
                   Richard R. Burt

                /s/ MICHAEL B. FULTON
     -------------------------------------------       Director                     September 28, 2000
                  Michael B. Fulton

                /s/ STANLEY E. FULTON
     -------------------------------------------       Director                     September 28, 2000
                  Stanley E. Fulton

                /s/ GLEN J. HETTINGER
     -------------------------------------------       Director                     September 28, 2000
                  Glen J. Hettinger

               /s/ ELIZABETH F. JONES
     -------------------------------------------       Director                     September 28, 2000
                 Elizabeth F. Jones

                               INDEX TO EXHIBITS

EXHIBITS
--------
        2.1             Agreement and Plan of Merger dated as of March 9, 1999 among
                        Anchor Gaming, Olive AP Acquisition Corporation and
                        Powerhouse Technologies, Inc. (Incorporated by reference to
                        Exhibit 2.1 of our Current Report on Form 8-K dated March
                        12, 1999.)
        2.2             Amendment No. 1 to Merger Agreement dated as of March 19,
                        1999 among Anchor Gaming, Olive AP Acquisition Corporation and Powerhouse Technologies, Inc. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K dated July
                        14, 1999)
        3.1             Restated Articles of Incorporation of Anchor Gaming.
                        (Incorporated by reference to Exhibit 3.1 to our
                        Registration Statement on Form S-1 (Registration No.
                        33-71870)).
        3.2             Restated Bylaws of Anchor Gaming. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1
                        (Registration No. 33-71870)).
        4.1             Specimen of Common Stock Certificate. (Incorporated by
                        reference to Exhibit 4.1 to our Registration Statement on
                        Form S-1 (Registration No. 33-71870)).
        4.2             Rights Agreement between Anchor Gaming and the Rights Agent.
                        (Incorporated by reference to Exhibit 4.2 to our June 30,
                        1998 Annual Report on Form 10-K (File No. 0-23124)).
        4.3             Certificate of Designation, Preferences, and Rights of
                        Series A Junior Participating Preferred Stock (Incorporated
                        by reference to Exhibit 4.3 to our June 30, 1998 Annual
                        Report on Form 10-K (File No. 0-23124)).
        9.1             Irrevocable Proxy of Michael B. Fulton in favor of Stanley
                        E. Fulton dated January 19, 1999. (Incorporated by reference to Exhibit 9.10 to our June 30, 1999 Annual Report on Form
                        10-K (File No. 0-23124)).
        9.2             Irrevocable Proxy of Stanley M. Fulton in favor of Stanley
                        E. Fulton dated January 19, 1999. (Incorporated by reference to Exhibit 9.11 to our June 30, 1999 Annual Report on Form
                        10-K (File No. 0-23124)).
        9.3             Irrevocable Proxy of Elizabeth F. Jones in favor of Stanley
                        E. Fulton dated January 19, 1999. (Incorporated by reference to Exhibit 9.12 to our June 30, 1999 Annual Report on Form
                        10-K (File No. 0-23124)).
        9.4             Irrevocable Proxy of Lucinda F. Tischer in favor of Stanley
                        E. Fulton dated January 19, 1999. (Incorporated by reference to Exhibit 9.13 to our June 30, 1999 Annual Report on Form
                        10-K (File No. 0-23124)).
        9.5             Irrevocable Proxy of Deborah J. Fulton in favor of Stanley
                        E. Fulton dated January 19, 1999. (Incorporated by reference to Exhibit 9.14 to our June 30, 1999 Annual Report on Form
                        10-K (File No. 0-23124)).
        9.6             Irrevocable Proxy of Maryland Park Apartments, Inc. in favor of Stanley E. Fulton dated January 22, 1999. (Incorporated by reference to Exhibit 9.15 to our June 30, 1999 Annual
                        Report on Form 10-K (File No. 0-23124)).
        9.7             Irrevocable Proxy of Virginia L. Fulton in favor of Stanley
                        E. Fulton dated January 19, 1999. (Incorporated by reference to Exhibit 9.16 to our June 30, 1999 Annual Report on Form
                        10-K (File No. 0-23124)).
       10.1             Promissory Notes of Anchor Coin, D D Stud, Inc., and C. G.
                        Investments, Inc. to Stanley E. Fulton. (Incorporated by
                        reference to Exhibit 10.4 to our Registration Statement on
                        Form S-1 (Registration No. 33-71870)).
       10.2             Promissory Note of Colorado Grande Enterprises, Inc. to C.G.
                        Investments, Inc. (Incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-1 (Registration No.
                        33-71870)).

EXHIBITS
--------
       10.3             Lease and Sublease Agreement between Smith's Food & Drug
                        Centers, Inc. and Anchor Coin, dated July 28, 1993.
                        (Confidential Treatment for a portion of this document was requested and granted pursuant to Rule 406 under the
                        Securities Act). (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No.
                        33-71870)).
       10.4*            Fourth Amendment to Lease and Sublease Agreement dated
                        February 27, 1996 between Smith's Food and Drug Centers,
                        Inc. and Anchor Coin.
       10.5             Employment Agreement between Anchor Gaming and Stanley E.
                        Fulton. (Incorporated by reference to Exhibit 10.10 to our
                        June 30, 1994 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.6             Option Agreement between Thomas J. Matthews and Anchor
                        Gaming. (Incorporated by reference to Exhibit 10.19 to our
                        June 30, 1994 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.7             Option Agreement between Joseph Murphy and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.20 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.8             Option Agreement between William Randall Adams and Anchor
                        Gaming. (Incorporated by reference to Exhibit 10.21 to our
                        June 30, 1994 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.9             Option Agreement between Geoffrey A. Sage and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.25 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.10            Option Agreement between Stuart D. Beath and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.26 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.11            Form of Stock Option Agreement between Glen J. Hettinger and
                        Anchor Gaming. (Incorporated by reference to Exhibit 10.28 to our June 30, 1996 Annual Report on Form 10-K (File No.
                        000-23124)).
       10.12            Form of Indemnification Agreement between Officers and
                        Directors and Anchor Gaming. (Incorporated by reference to
                        Exhibit 10.28 to our June 30, 1994 Annual Report on Form
                        10-K (File No. 0-23124)).
       10.13            Indemnification Agreement between Glen J. Hettinger and
                        Anchor Gaming. (Incorporated by reference to Exhibit 10.30 to our June 30, 1998 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.14            Tax Indemnification Agreement between Stanley E. Fulton,
                        Anchor Gaming and its subsidiaries. (Incorporated by
                        reference to Exhibit 10.29 to our June 30, 1994 Annual
                        Report on Form 10-K (File No. 0-23124)).
       10.15            Option Agreement between Elizabeth Fulton and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.30 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.16            Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated
                        by reference to Exhibit 10.31 to our June 30, 1995 Annual
                        Report on Form 10-K (File No. 0-23124)).
       10.17            Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a
                        d/b/a/ of Anchor Coin, a Nevada corporation and our
                        Subsidiary, and IGT (File No. 000-23124)). (Incorporated by
                        reference to Exhibit 10.37 to our June 30, 1997 Annual
                        Report on Form 10-K (File No. 0-23124)).
       10.18            Stock Option Agreement of William Adams dated April 2, 1997.
                        (Incorporated by reference to Exhibit 4.1 to our
                        Registration Statement on Form S-8 (File No. 333-53257)).
       10.19            Stock Option Agreement of Thomas J. Matthews dated April 2,
                        1997. (Incorporated by reference to Exhibit 4.2 to our
                        Registration Statement on Form S-8 (File No. 333-53257)).
       10.20            Stock Option Agreement of Joseph Murphy dated April 2, 1997.
                        (Incorporated by reference to Exhibit 4.3 to our
                        Registration Statement on Form S-8 (File No. 333-53257)).

EXHIBITS
--------
       10.21            Loan Agreement, dated as of June 29, 1999 among Anchor
                        Gaming as borrower, the lenders therein named, and Bank of
                        America national Trust and Savings Association as
                        administrative agent. (Incorporated by reference to Exhibit
                        10.35 to our June 30, 1999 Annual Report on Form 10-K (File
                        No. 0-23124)).
       10.22            Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36 to our June 30, 1996 Annual Report on Form
                        10-K (File No. 0-23124)).
       10.23*           Amendment No. 1 to Loan Agreement dated March 24, 2000
                        between Anchor Gaming, as borrower, Bank of America, N.A., as administrative agent and the other lenders named therein.
       10.24*           Guaranty dated June 15, 2000 of Anchor Gaming in favor of
                        Bank of America, N.A., as administrative agent for the
                        benefit of lenders to the Pala Band of Mission Indians.
       10.25            Asset Purchase Agreement dated September 24, 2000 by and
                        between My Way Holdings LLC and Nuevo Del Sol Turf Club,
                        Inc. (Incorporated by reference to Exhibit 99.2 to the
                        Current Report on Form 8-K filed September 26, 2000. (File
                        No. 0-23124)).
       10.26            Stock Purchase Agreement dated September 24, 2000 between
                        Anchor Gaming and members of the Fulton family and their
                        affiliates. (Incorporated by reference to Exhibit 99.3 to
                        the Current Report on Form 8-K filed September 26, 2000
                        (File No. 0-23124)).
       10.27            Assignment of Membership Interests in Ourway Realty, L.L.C.
                        dated September 24, 2000 between Anchor Gaming and Stanley
                        Fulton. (Incorporated by reference to Exhibit 99.4 to the
                        Current Report on Form 8-K filed September 26, 2000 (File
                        No. 0-23124)).
       10.28            Consulting Agreement dated September 24, 2000 entered into by Stanley Fulton and Anchor Gaming. (Incorporated by
                        reference to Exhibit 99.5 to the Current Report on Form 8-K filed September 26, 2000 (File No. 0-23124)).
       21.1*            List of Subsidiary Corporations.
       27.1*            Financial Data Schedule.

------------------------

*   Filed herewith

                                 ANCHOR GAMING

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                                               BALANCE AT       ADDITIONS
                                              BEGINNING OF   CHARGED TO COST       OTHER        BALANCE AT
                                                  YEAR        AND EXPENSES     ADJUSTMENTS(1)   END OF YEAR
                                              ------------   ---------------   --------------   -----------
                                                                      (IN THOUSANDS)
Year Ended June 30, 1998:
  Allowance for doubtful accounts
    (accounts receivable)...................     $  666           $  812          $  (146)         $ 1,332
  Allowance for doubtful accounts
    (notes receivable)......................        922               33             (626)             329
                                                 ------           ------          -------          -------
                                                 $1,588           $  845          $  (772)         $ 1,661
                                                 ======           ======          =======          =======
Year Ended June 30, 1999:
  Allowance for doubtful accounts
    (accounts receivable)...................     $1,332           $  423          $   770          $ 2,525
  Allowance for doubtful accounts
    (notes receivable)......................        329               25              294              648
  Allowance for inventory valuation.........         --              500            3,900            4,400
                                                 ------           ------          -------          -------
                                                 $1,661           $  948          $ 4,964          $ 7,573
                                                 ======           ======          =======          =======
Year Ended June 30, 2000:
  Allowance for doubtful accounts
    (accounts receivable)...................     $2,525           $1,237          $  (493)         $ 3,269
  Allowance for doubtful accounts
    (notes receivable)......................        648            1,079             (433)           1,294
  Allowance for inventory valuation.........      4,400            2,881           (1,240)           6,041
                                                 ------           ------          -------          -------
                                                 $7,573           $5,197          $(2,166)         $10,604
                                                 ======           ======          =======          =======

------------------------

(1) Includes amounts deemed to be uncollectible, amounts recovered or written off and amounts added as a result of Powerhouse Acquisition that were not charged to expense in consolidated statements