Form 10-K/A
period 2000-06-30
ANCHOR GAMING
filed 2000-10-27
CIK 914923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A


                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

                        Commission File Number 0-23124

                                  ANCHOR GAMING
             -------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                    88-0304253
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


       815 Pilot Road, Suite G
           Las Vegas, Nevada                                 89119
      ---------------------------                   ----------------------
(Address of Principal Executive Offices)                   (Zip Code)

      Registrant's telephone number, including area code - (702) 896-7568
                                                           ---------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
   ------------------------         -------------------------------------------
        Common Stock                          Nasdaq National Market
       $.01 par value


Securities registered pursuant to Section 12(g) of the Act:


                                      None
--------------------------------------------------------------------------------

                                (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / Not Applicable.

     As of October 25, 2000, the market value for the voting and non-voting common equity held by non-affiliates of the registrant had a market value of $621,918,616.

     As of October 25, 2000, 7,067,257 shares of common stock, par value $0.01 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE.



                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information about the current directors and executive officers of the Company.

NAME                                          AGE      POSITION WITH COMPANY
----                                        --------   ---------------------
Thomas J. Matthews........................     35      Chairman of the Board, Chief Executive
                                                       Officer and President

John C. Beach.............................     53      President and Chief Operating Officer,
                                                         Automated Wagering International Inc.

David D. Johnson..........................     49      General Counsel

Joseph Murphy.............................     49      Vice President,
                                                         Chief Operating Officer--Gaming
                                                         Operations and Director

Geoffrey A. Sage..........................     41      Chief Financial Officer, Treasurer and
                                                       Secretary

Richard R. Burt...........................     53      Vice Chairman of the Board and Director

Stuart D. Beath...........................     41      Director

Glen J. Hettinger.........................     43      Director

Donald R. Fuller..........................     61      President, United Tote Company

Christer S.T. Roman.......................     49      Senior Vice President Planning and
                                                         Development

    THOMAS J. MATTHEWS. Mr. Matthews was appointed Chairman of the Board in October 2000. Mr. Matthews was named President and Chief Executive Officer in March 2000. From February 1994 to March 2000, Mr. Matthews served as Executive Vice President and from February 1994 to November 1999, Mr. Matthews served as Treasurer. From November 1994 to March 2000, he also served as Secretary. Mr. Matthews previously served as President of Global Distributors, Inc., (until its acquisition by the Company in 1994) and Sales Director of Mikohn Gaming Corporation.

    JOHN C. BEACH. Mr. Beach was appointed President of our AWI subsidiary in January 1999. Mr. Beach joined AWI in 1997 as Chief Operating Officer. Prior to that time, Mr. Beach had several years' experience at Electronic Data Systems Corporation as an executive and account manager both in the United States and overseas.

    DAVID D. JOHNSON.  Mr. Johnson has served as our General Counsel since
June 2000. From February 1995 through June 2000, he served as Senior Vice President, General Counsel and Secretary of Alliance Gaming Corporation. From 1987 to 1995, Mr. Johnson was a partner with the law firm of Schreck, Jones, Bernhard, Wolfson & Godfrey, and, prior to that, was Chief Deputy Attorney General for the Gaming Division of the Nevada Attorney General's Office. In that capacity, served as Chief Legal Counsel to the Nevada Gaming Commission and the Nevada State Gaming Control Board.

    JOSEPH MURPHY. Mr. Murphy was appointed Chief Operating Officer--Gaming Operations in September 2000 and a Director in October 2000. Since February 1996, he has served as Vice President in charge of both casino and route operations. Mr. Murphy served as General Manager of Gaming Operations from January 1994 until February 1996. Prior to that time, he managed the gaming operations of Global Distributors, managed International Game Technology, Inc.'s gaming machine route operations and held similar positions with Sunset Coin and United Gaming.

    GEOFFREY A. SAGE. Mr. Sage was appointed Secretary in March 2000 and Treasurer in November 1999, having served as Chief Financial Officer since November 1998. Mr. Sage, a certified public accountant, joined the Company in July 1989 as Chief Financial Officer and served as Corporate Controller from June 1994 through November 1998. Prior to that time, Mr. Sage held positions as the Controller for Frontier Savings and Loan Association in Las Vegas and senior auditor at Citibank (Nevada), N.A.

    RICHARD R. BURT. Mr. Burt became a Director and Vice Chairman of the Board in June 1999. Since 1994, he had served as director and chairman of Powerhouse Technologies, Inc. Mr. Burt is a founder and the chairman of IEP Advisors, Inc. in Washington D.C. At various times between 1981 and 1994, he was a partner in McKinsey & Co., the Chief Negotiator in the Strategic Arms Reduction Talks (START) with the former Soviet Union, the U.S. Ambassador to the Federal Republic of Germany, the Assistant Secretary of State for European and Canadian Affairs and Director of Politico-Military Affairs. Mr. Burt also serves as the Chairman of the Board of Weirton Steel, Inc. and as a director of Paine Webber Mutual Funds, Hollinger International, Archer Daniels Midland, and Homestake. In addition, he is a member of the Textron Corporation's International Advisory Council and a board member of the National Capitol Area Council, Boy Scouts of America.

    STUART D. BEATH. Mr. Beath was elected as a Director in April 1994 and has been a managing director at Burcor Capital, LLC since January 1999. He was a private consultant from March 1997 until January 1999. Mr. Beath served as First Vice President at Stifel, Nicolas & Company, Inc. from April 1993 until
March 1997. Prior to that time, Mr. Beath served in the corporate finance department at A.G. Edwards & Sons, Inc. in various capacities, with the most recent being as an officer of the firm.

    GLEN J. HETTINGER. Mr. Hettinger was elected as a Director in August 1997. Mr. Hettinger is a partner with the law firm of Hughes & Luce, L.L.P. in Dallas, Texas, where he has practiced corporate and securities law since 1984.

    DONALD R. FULLER. Mr. Fuller was appointed President and Chief Operating Officer of the Company's subsidiary, United Tote Company ("United Tote") in September 1999. Before that, he served as United Tote's Chief Operating Officer since 1997. Mr. Fuller joined United Tote in July 1994 as Senior Vice President--Customer Service. Prior to joining United Tote, Mr. Fuller was the Executive Vice President at AmTote, where he served 26 years in various sales, marketing and customer service positions.

    CHRISTER S.T. ROMAN. Mr. Roman joined the Company as a Senior Vice President of Product Development. He had been employed by Powerhouse as a Senior Vice President of Product and Business Development since December 3, 1998. Prior to that time, Mr. Roman served five years as the managing director of EssNet AB, a Sweden-based lottery systems supplier. From 1984 until 1992, Mr. Roman served as President of the London-based Datech Group Plc, an international information systems company.

SECTION 16(a) BENEFICIAL OWNER REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% stockholders are required by certain regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations of its directors and executive officers, the Company believes that all officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to the equity securities of the Company.

ITEM 11. EXECUTIVE COMPENSATION


                  EXECUTIVE COMPENSATION AND OTHER INFORMATION

SUMMARY COMPENSATION TABLE

    The following table sets forth information regarding compensation paid during each of the last three fiscal years to the Company's chief executive officer and each of the Company's four other most highly compensated executive officers (based on total annual salary and bonus for the fiscal year ended June 30, 2000).

                                                                                      NUMBER OF
                                                        ANNUAL COMPENSATION          SECURITIES
NAME AND                                               ----------------------        UNDERLYING          ALL OTHER
PRINCIPAL POSITION                         YEAR         SALARY        BONUS        OPTIONS GRANTED      COMPENSATION
------------------                       --------      --------      --------      ---------------      ------------
Stanley E. Fulton......................    2000(1)     $246,885      $     --(2)           --                 --
                                           1999         245,000       100,000              --                 --
                                           1998(3)      245,000            --(2)           --                 --

Thomas J. Matthews.....................    2000(4,5)    476,580       282,450              --                 --
  Chairman of the Board,                   1999(5)      200,000       337,500              --                 --
  Chief Executive Officer and President    1998(5)      198,462       410,400              --                 --

Joseph Murphy..........................    2000(6)      413,104       188,300              --                 --
  Vice President and Chief Operating       1999         200,000       225,000              --                 --
  Officer--Gaming Operations               1998         198,462       273,600              --                 --

Geoffrey A. Sage.......................    2000(7)      124,231       100,000(8)       30,000                 --
  Chief Financial Officer,                 1999(9)      100,000        70,000              --                 --
  Treasurer, and Secretary                 1998          96,923        40,000          25,000                 --

John C. Beach..........................    2000(10)     220,000       180,000(11)      40,000                 --
  President and Chief
  Operating Officer of Automated
    Wagering International, Inc.

Michael D. Rumbolz.....................    2000(12)     302,000            --              --              2,630(13)
                                           1999         360,000       100,000              --              7,890(13)
                                           1998         360,000       100,000              --              7,890(13)

--------------------------

 (1) Mr. Fulton resigned his position on the Board.

 (2) Mr. Fulton forfeited his bonuses that were accrued for fiscal years 1998 and 2000.

 (3) Mr. Fulton also held the offices of Chief Executive Officer and acting Chief Financial Officer.

 (4) Mr. Matthews was appointed Chief Executive Officer and President March 2000 and Chairman of the Board in October 2000.

 (5) Mr. Matthews held the offices of Treasurer, Executive Vice President, and Secretary.

 (6) Mr. Murphy was appointed Chief Operating Officer--Gaming Operations in September 2000. Mr. Murphy held the office of Vice President prior to such time.

 (7) Mr. Sage was appointed Treasurer November 1999 and Secretary March 2000.

 (8) Mr. Sage's bonus was accrued and paid on a calendar year basis.

 (9) Mr. Sage was appointed Chief Financial Officer November 1998.

 (10) Mr. Beach was previously a Powerhouse Technologies, Inc. employee.

 (11) Mr. Beach's bonus was paid in September 2000 but was accrued for fiscal year 2000.

 (12) Mr. Rumbolz's service as President and Chief Executive Officer ended March 3, 2000.

 (13) Mr. Rumbolz's insurance premiums were paid by the Company as additional compensation.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning options to purchase Common Stock granted in the fiscal year ended June 30, 2000, to the individuals named in the Summary Compensation Table.

                                   NUMBER OF    % OF TOTAL
                                   SECURITIES     OPTIONS                                        POTENTIAL
                                   UNDERLYING   GRANTED TO                                  STOCK APPRECIATION
                                    OPTIONS      EMPLOYEES    EXERCISE PRICE   EXPIRATION   -------------------
NAME                                GRANTED     IN 2000 (1)    $/SHARE (2)        DATE       5% (3)    10% (3)
----                               ----------   -----------   --------------   ----------   --------   --------
Stanley E. Fulton................         0           0              N/A             N/A        N/A        N/A

Thomas J. Matthews...............         0           0              N/A             N/A        N/A        N/A

Joseph Murphy....................         0           0              N/A             N/A        N/A        N/A

Geoffrey A. Sage.................    30,000        6.70%          $50.00        12/31/05    414,422    915,765

John C. Beach....................    40,000        8.93%          $49.50         6/30/05    410,278    906,607

Michael D. Rumbolz...............         0           0              N/A             N/A        N/A        N/A

------------------------

(1) 448,000 options were granted to employees in 2000.

(2) The exercise price in each case is the fair market value of the common stock on the date of the grant.

(3) Assumed annual compounded rates of stock price appreciation of 5% and 10% over the term of the grant.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
  VALUES

    The following table sets forth certain information concerning options to purchase common stock by the individuals named in the Summary Compensation Table.

                                                                                        VALUE OF UNEXERCISED
                          NUMBER OF                       NUMBER OF UNEXERCISED         IN-THE-MONEY OPTIONS
                           SHARES                       OPTIONS AT JUNE 30, 2000         AT JUNE 30, 2000(1)
                          ACQUIRED       VALUE         ---------------------------   ---------------------------
NAME                     ON EXERCISE    REALIZED       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     -----------   ----------      -----------   -------------   -----------   -------------
Stanley E. Fulton......          0     $        0               0              0     $        0     $        0

Thomas J. Matthews.....     49,400      1,204,457          41,600        112,500        673,421      1,821,150

Joseph Murphy..........     58,900      1,265,907          30,600        112,500        495,353      1,821,150

Geoffrey A. Sage.......          0              0          15,000         45,000          5,315              0

John C. Beach..........          0              0               0         40,000              0              0

Michael D. Rumbolz.....     60,000      1,886,956         125,000              0      3,273,500              0

------------------------

(1) The value is the amount by which the market value of the underlying stock at June 30, 2000 ($47.938) exceeds the aggregate exercise prices of the options.

COMPENSATION OF DIRECTORS

    Directors who are not employees or otherwise affiliates of the Company receive director's fees of $1,250 for each Board meeting and for each Audit Committee meeting attended, and $750 for all other committee meetings attended, as well as an annual director's fee of $12,500. Additionally, all directors are generally reimbursed for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

EMPLOYMENT CONTRACTS; TERMINATION OF EMPLOYMENT AND CHANGE-OF-CONTROL
  ARRANGEMENTS; 2000 COMPENSATION OF CHIEF EXECUTIVE OFFICER

    EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS. In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors determined that it was important to the future success of the Company to retain a management team with the capacity to lead the Company into the future. In order to provide a compensation package that would replace existing short-term agreements and to provide for a compensation system that would align the interests of management with those of the stockholders, the Board of Directors and the Special Committee charged with evaluating the Fulton transaction adopted the Anchor Gaming 2000 Incentive Stock Plan; made grants of options and restricted stock thereunder; and entered into employment agreements with key employees and officers of the Company.

    The Company's employment agreements with each of the five named executive officers of the Company listed in the Summary Compensation Table are summarized below.

    The following chart sets forth the position of each of the four executive officers that entered into the employment agreements with the Company on the closing of the transaction with the Fulton family, such officer's salary and maximum bonus.

                                                                                              MAXIMUM
NAME                                               TITLE                    ANNUAL SALARY   ANNUAL BONUS
----                             -----------------------------------------  -------------   ------------
Thomas J. Matthews.............  Chairman of the Board, President and          $450,000       $450,000
                                 Chief Executive Officer

Joseph Murphy..................  Vice President and Chief Operating            $360,000       $360,000
                                   Officer--Gaming Operations

Geoffrey A. Sage...............  Chief Financial Officer, Treasurer and        $250,000       $200,000
                                   Secretary

David D. Johnson...............  General Counsel                               $225,000       $200,000

    Each of the employment agreements with these executive officers has a term of 4 years. Each employment agreement provides that if the executive's employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance of any kind. If the executive voluntarily terminates his employment, he will receive no severance payment of any kind. In the event that the Company chooses to terminate the executive's employment for any reason other than Cause, the executive will receive a severance payment equal to one year's salary. If the executive is for any reason terminated or subjected to constructive termination (as defined in the employment agreement), following a Change of Control (as defined below), such executive will receive a severance payment equal to one year's salary. "CHANGE OF CONTROL" means the occurrence of any of the following events, as a result of one transaction or a series of transactions: (i) any "person" (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), but excluding the Company, its affiliates, and any qualified or non-qualified plan maintained by the Company or its affiliates) becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of Anchor Gaming representing more than 50% of the combined voting power of Anchor Gaming's then outstanding securities; (ii) individuals who constitute a majority of the Board of Directors of the Company immediately prior to a contested election for positions on the Board cease to constitute a majority as a result of such contested election; (iii) Anchor Gaming is combined (by merger, share exchange, consolidation, or otherwise) with another entity, and as a result of such combination, less than 50% of the outstanding securities of the surviving or resulting entity are owned in the aggregate by the former shareholders of Anchor Gaming; (iv) the Company sells, leases, or otherwise transfers all or a majority of all of its properties, assets or income or revenue generating capacity to another person or entity; (v) a dissolution or liquidation of Anchor Gaming or;
(vi) any other transaction or series of
transactions is consummated that results in a required disclosure under Item 1 of Form 8-K or successor form.

    In the event that the total compensation paid to any of these executives as severance in the event of a Change of Control, taking into account all cash severance payments, shares of stock, accelerated vesting of stock options and bonuses, if any (the "Severance Payment"), is found to constitute "an excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then the Company will pay to the executive, in addition to the compensation paid as Severance Payment, an additional amount, which, after reduction for income taxes and excise taxes on the additional amount, is sufficient to provide for the payment of any excise tax that may be due by the executive on the Severance Payment.

    The employment agreements with these executives also contain covenants not to compete and a covenant to protect confidential information.

    On June 25, 1997, Powerhouse Technologies, Inc. entered into an agreement with John Beach to serve as Chief Operating Officer of AWI with an annual base salary of $220,000 and a potential annual bonus of $200,000 based on any bonus or executive incentive compensation plan as may be established. If Mr. Beach is removed from his position with the Company without cause or for good reason as defined in the agreement after June 1998 he will receive his then current salary for a period of 12 months following termination. Mr. Beach also agreed to certain confidentiality, non-competition and similar provisions. In no event will the Company be required to make to Mr. Beach any payment under his agreement that would result, in the opinion of tax counsel, in an "excess parachute payment" within the meaning of section 280G of the Internal Revenue Code of 1986, and the imposition of an excise tax under Section 4999 of the Internal Revenue Code of 1986.

    EXECUTIVE STOCK OPTIONS AND RESTRICTED STOCK GRANTS. As part of the executive compensation program described above, the Company has granted options and restricted stock awards to its officers and key employees. These option and restricted stock grants are subject to the approval of the stockholders at the annual meeting, to the extent they exceed the amounts available for grant under the Anchor Gaming 1995 Stock Option Plan. The table below sets forth the grants for each of the five named executive officers of the Company listed on the Summary Compensation Table.

                                                                                             RESTRICTED
NAME                                               TITLE                    OPTION GRANTS   STOCK GRANTS
----                             -----------------------------------------  -------------   ------------
Thomas J. Matthews.............  Chairman of the Board, President and          120,000         50,000
                                 Chief Executive Officer

Joseph Murphy..................  Vice President and Chief Operating            120,000         50,000
                                 Officer--Gaming Operations

Geoffrey A. Sage...............  Chief Financial Officer, Treasurer and         35,000          5,000
                                   Secretary

David D. Johnson...............  General Counsel                                35,000          5,000

John C. Beach..................  President and Chief Operating Officer of       35,000          5,000
                                   Automated Wagering International, Inc.

    The options and the restricted stock grants vest as follows: 20% of the total number of shares subject to options and restricted stock awards vested on the closing of the transaction with the Fulton family; the remainder vests quarterly over the four-year period ending December 31, 2004.

    The exercise price for all Options is $71.875 per share, the closing price for the Company's common stock on the Nasdaq National Market on the date the board granted the options. Because a portion of the options and the restricted stock grants are subject to stockholder approval, the difference between the exercise price for all options and restricted stock subject to stockholder approval and the closing price of the Company's common stock on the date that such approval is obtained will constitute a noncash compensation expense to the Company. A total of 542,000 shares of common stock of the Company is subject to restricted stock and option grants as to which stockholder approval will be sought.

    If the executive is terminated from employment with the Company without Cause, options and restricted stock not yet vested will vest immediately. Once vested, (i) if the executive ceases to be an employee of the Company for any reason whatsoever, voluntary or involuntary, other than death, the option may be exercised only until 5:00 p.m. Las Vegas time on the business day immediately preceding the first anniversary of the stated date of cessation of employment and in any case no later than the stated expiration date of the option, and
(ii) if the executive ceases to be an employee because of death of the executive, the option may be exercised by the executive's estate only for two years after the executive's death and in any case no later than the stated expiration date of the option. The vesting of the options and the restricted stock will accelerate on a Change of Control, as defined above.

    In the event that the total compensation paid to any of these executives as severance in the event of a Change of Control, taking into account all cash severance payments, shares of stock, accelerated vesting of stock options, and bonuses, if any (the "Severance Payment"), is found to constitute "an excess parachute payment" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended, then the Company will pay to the executive, in addition to the compensation paid as Severance Payment, an additional amount, which, after reduction for income taxes and excise taxes on the additional amount, is sufficient to provide for the payment of any excise tax that may be due by the executive on the Severance Payment.

    The Company has the right to require the executive to sell stock purchased under the option back to the Company for the exercise price and restricted stock for $5.00 per share plus certain adjustments or to disgorge certain profits from any sale of such stock if the executive breaches restrictive covenants set forth in the option or the restricted stock agreement relating to confidential information and non-competition.

    Mr. Matthews has previously received options to purchase up to 200,000 shares of common stock at an exercise price of $31.875 per share. The stock option agreement expires on July 1, 2007. Under the terms of the stock option agreement, 6,250 shares vest on March 31, June 30, September 30, and December 31 of 1999, 2000, and 2001. An additional 125,000 shares will vest if certain performance goals established by the Board of Directors are achieved. Notwithstanding the foregoing, all of the shares of common stock as to which vesting has not occurred in accordance with the previously described provisions will vest on June 30, 2005, if and only if Mr. Matthews has been an employee of the Company for the entire period from the date of the stock option agreement until June 30, 2005.

    Mr. Sage has previously received options to purchase 30,000 shares of common stock at an exercise price of $50.00 per share. This stock option agreement expires on December 31, 2005, unless Mr. Sage is terminated earlier under the terms of his new employment agreement. Under the terms of this stock option agreement, 5,000 shares vested on June 30, 2000, 5,000 will vest on December 31, 2000 and an additional 10,000 shares will vest on December
31, 2004. In 1996, Mr. Sage also received an option grant to purchase 5,000 shares of common stock at an exercise price per share of $46.75. This stock option agreement expires on May 13, 2006 unless Mr. Sage is terminated earlier under the terms of his new employment agreement. Under the terms of this stock option agreement, the shares subject to the option will vest on
May 13, 1999 and will cease to vest immediately on termination of employment.
In 1997, Mr. Sage received options to purchase 25,000 shares of common stock at an exercise price of $55.75. This stock option agreement expires on
December 31, 2007 unless Mr. Sage is terminated earlier under the terms of his new employment agreement. Under the terms of this stock option agreement, 5,000 shares vested December 31, 1999, 10,000 will vest on June 30, 2001 and 10,000 will vest on December 31, 2002. The option will cease to vest immediately on termination of employment. In the event of a Change of Control (as defined in his new employment agreement), if Mr. Sage is terminated other than for substantial misconduct, significantly demoted or required to relocate greater than sixty (60) miles from his prior place of work in contemplation of or within one year following a Change of Control, the options of Mr. Sage will immediately vest and be exercisable, and will remain vested and exercisable for one year from the date of the termination, demotion or requirement to relocate. A Change of Control under Mr. Sage's new employment agreement will constitute a Change of Control under his previous option agreements. Termination under Mr. Sage's new employment agreement will constitute termination under his previous option agreements.

    Mr. Murphy has previously received options to purchase up to 200,000 shares of common stock at an exercise price of $31.875 per share. The stock option agreement expires on July 1, 2007. Under the terms of the stock option agreement, 6,250 shares vest on March 31, June 30, September 30, and
December 31 of 1999, 2000 and 2001. An additional 125,000 shares will vest if certain performance goals established by the Board of Directors are achieved. Notwithstanding the foregoing, all of the shares of common stock as to which vesting has not occurred in accordance with the previously described provisions will vest on June 30, 2005, if and only if Mr. Murphy has been an employee of the Company for the entire period from the date of the stock option agreement until June 30, 2005.

    Mr. Johnson has previously received options to purchase 40,000 shares of common stock at an exercise price of $52.87 per share. Under the terms of these options, the first 10,000 shares vested on June 30, 2000, with 10,000 shares vesting on September 30, 2001, 10,000 shares vesting on December 31, 2002, and 10,000 shares vesting on June 30, 2004.

    GRANTS TO DIRECTORS. Anchor Gaming believes that directors as well as officers of the Company should have a meaningful investment in the company they manage. In order to increase the Company's stock ownership by its non-employee directors and to attract and retain highly qualified individuals to serve as directors of the Company, the Board of Directors grants the directors options pursuant to the 1995 Plan and under the 2000 Plan, subject to stockholder approval to the extent the amount of the grants exceeds amounts available under the Anchor Gaming 1995 Stock Option Plan. There are currently three non-employee directors serving on the Board of Directors.

    Each non-employee director of the Company or its subsidiaries has received nonqualified options to purchase 25,000 shares of common stock, subject to stockholder approval to the extent the amount of the grants exceeds amounts available under the Anchor Gaming 1995 Stock Option Plan. The option grants will vest quarterly over four years beginning January 1, 2000, except 20% vested on closing of the transactions with the Fulton family. The exercise price for all options is $71.875, the closing price for the common stock on the Nasdaq Market on the date of the grant. Upon an event of a Change of Control, these options will become immediately exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                         SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of October 2, 2000, the beneficial ownership of each current director, each nominee for director, each executive officer included in the Summary Compensation Table, the directors and executive officers as a group, and each stockholder known to management to own beneficially more than 5% of the common stock. The table does not give effect to the two-for-one stock split that was announced on September 25, 2000 to be made to holders of record as of October 31, 2000, and distributed as soon as practicable thereafter or the repurchase of approximately 4.6 million shares of common stock from the Fulton family and their affiliates.

NAME AND ADDRESS                                               NUMBER OF SHARES
OF BENEFICIAL OWNER (1)                                       BENEFICIALLY OWNED   PERCENTAGE OF CLASS
-----------------------                                       ------------------   -------------------
Thomas J. Matthews (2)......................................         121,850               1.0%
John C. Beach (3)...........................................          22,000                 *
David D. Johnson (4)........................................          22,000                 *
Joseph Murphy (5)...........................................         113,350               1.0%
Geoffrey A. Sage (6)........................................          27,000                 *
Stuart D. Beath (7).........................................          12,500                 *
Glen J. Hettinger (8).......................................          12,500                 *
Richard R. Burt (9).........................................           5,000                 *
All executive officers and directors as a group (8 persons)
  (10)......................................................         336,200               2.9%

------------------------

   * Less than 1%

 (1) Unless otherwise noted, and subject to community property laws, where applicable, the persons in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address for each listed person other than Mr. Burt is c/o Anchor Gaming, 815 Pilot Rd., Suite G, Las Vegas, Nevada 89119. Mr. Burt's address is 1275 Pennsylvania Avenue NW, 10th Floor, Washington, DC 20004.

 (2) Includes 50,000 shares of restricted stock, of which 10,000 shares are vested and 40,000 shares of which vest quarterly through December 31, 2004, and 67,750 shares that may be acquired upon the exercise of options exercisable within the next 60 days. Includes 4,100 shares with respect to which Mr. Matthews holds voting and dispositive powers with his wife.

 (3) Includes 5,000 shares of restricted stock, of which 1,000 shares are vested and 4,000 shares of which vest quarterly through December 31, 2004, and 7,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

 (4) Includes 5,000 shares of restricted stock, of which 1,000 shares are vested and 4,000 shares of which vest quarterly through December 31, 2004, and 7,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

 (5) Includes 50,000 shares of restricted stock, of which 10,000 shares are vested and 40,000 shares of which vest quarterly through December 31, 2004, and 24,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days. Includes 2,500 shares with respect to which Mr. Murphy shares voting and dispositive power with his wife.

 (6) Includes 5,000 shares of restricted stock, of which 1,000 shares are vested and 4,000 shares of which vest quarterly through December 31, 2004, and 22,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

 (7) Includes 12,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

 (8) Includes 12,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

 (9) Includes 5,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

 (10) Includes 115,000 shares of restricted stock, of which 23,000 shares are vested and 92,000 shares of which vest quarterly through December 31, 2004, and 69,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION; CERTAIN
  RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Hettinger is a director of the Company and a partner at Hughes & Luce, L.L.P., which has rendered legal services to the Company in the past and is expected to continue to do so in the future. Richard R. Burt, who became the vice chairman of the Board of Directors on June 29, 1999, is the chairman and a founder of IEP Advisors, Inc. ("IEP"), which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities. In addition, IEP, Mr. Burt and the Company entered into a consulting agreement in September 1999, under which Mr. Burt is to provide assistance to the Company and its affiliates in the expansion of their international activities. The agreement has a two-year term from June 30, 1999 and may be terminated by the Company or by Mr. Burt and IEP upon 30 days' prior written notice. Mr. Burt will be paid $15,000 per month, an annual bonus of at least $60,000, and reimbursement of reasonable out-of-pocket, travel and entertainment expenses as well as licensing costs. The consulting agreement also provides that Mr. Burt will not compete with the Company for a period of two years from the end of the term, and will serve as a member of the Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANCHOR GAMING

                                     By: /s/ THOMAS J. MATTHEWS
                                       ------------------------------------

                                       Thomas J. Matthews,
                                       CHIEF EXECUTIVE OFFICER

                                     By: /s/ GEOFFREY A. SAGE
                                       ------------------------------------

                                       Geoffrey A. Sage,
                                       CHIEF FINANCIAL OFFICER


Date: October 27, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.


        Signature                      Title                    Date

/s/ STUART D. BEATH                  Director              October 27, 2000
-------------------------
    Stuart D. Beath


/s/ RICHARD R. BURT                  Director              October 27, 2000
-------------------------
    Richard R. Burt

/s/ JOSEPH MURPHY                    Director              October 27, 2000
-------------------------
    Joseph Murphy

/s/ GLEN J. HETTINGER                Director              October 27, 2000
-------------------------
    Glen J. Hettinger

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

EXHIBITS
--------
       10.3             Lease and Sublease Agreement between Smith's Food & Drug
                        Centers, Inc. and Anchor Coin, dated July 28, 1993.
                        (Confidential Treatment for a portion of this document was requested and granted pursuant to Rule 406 under the
                        Securities Act). (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No.
                        33-71870)).
       10.4             Fourth Amendment to Lease and Sublease Agreement dated
                        February 27, 1996 between Smith's Food and Drug Centers,
                        Inc. and Anchor Coin. (Incorporated by reference to
                        Exhibit 10.4 to our June 30, 2000 Annual Report on Form
                        10-K (File No. 0-23124))
       10.5             Employment Agreement between Anchor Gaming and Stanley E.
                        Fulton. (Incorporated by reference to Exhibit 10.10 to our
                        June 30, 1994 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.6             Option Agreement between Thomas J. Matthews and Anchor
                        Gaming. (Incorporated by reference to Exhibit 10.19 to our
                        June 30, 1994 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.7             Option Agreement between Joseph Murphy and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.20 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.8             Option Agreement between William Randall Adams and Anchor
                        Gaming. (Incorporated by reference to Exhibit 10.21 to our
                        June 30, 1994 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.9             Option Agreement between Geoffrey A. Sage and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.25 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.10            Option Agreement between Stuart D. Beath and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.26 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.11            Form of Stock Option Agreement between Glen J. Hettinger and
                        Anchor Gaming. (Incorporated by reference to Exhibit 10.28 to our June 30, 1996 Annual Report on Form 10-K (File No.
                        000-23124)).
       10.12            Form of Indemnification Agreement between Officers and
                        Directors and Anchor Gaming. (Incorporated by reference to
                        Exhibit 10.28 to our June 30, 1994 Annual Report on Form
                        10-K (File No. 0-23124)).
       10.13            Indemnification Agreement between Glen J. Hettinger and
                        Anchor Gaming. (Incorporated by reference to Exhibit 10.30 to our June 30, 1998 Annual Report on Form 10-K (File No.
                        0-23124)).
       10.14            Tax Indemnification Agreement between Stanley E. Fulton,
                        Anchor Gaming and its subsidiaries. (Incorporated by
                        reference to Exhibit 10.29 to our June 30, 1994 Annual
                        Report on Form 10-K (File No. 0-23124)).
       10.15            Option Agreement between Elizabeth Fulton and Anchor Gaming.
                        (Incorporated by reference to Exhibit 10.30 to our June 30,
                        1994 Annual Report on Form 10-K (File No. 0-23124)).
       10.16            Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated
                        by reference to Exhibit 10.31 to our June 30, 1995 Annual
                        Report on Form 10-K (File No. 0-23124)).
       10.17            Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games,
                        d/b/a/ Anchor Coin, a Nevada corporation and our
                        Subsidiary, and IGT (File No. 000-23124)). (Incorporated by
                        reference to Exhibit 10.37 to our June 30, 1997 Annual
                        Report on Form 10-K (File No. 0-23124)).
       10.18            Stock Option Agreement of William Adams dated April 2, 1997.
                        (Incorporated by reference to Exhibit 4.1 to our
                        Registration Statement on Form S-8 (File No. 333-53257)).
       10.19            Stock Option Agreement of Thomas J. Matthews dated April 2,
                        1997. (Incorporated by reference to Exhibit 4.2 to our
                        Registration Statement on Form S-8 (File No. 333-53257)).
       10.20            Stock Option Agreement of Joseph Murphy dated April 2, 1997.
                        (Incorporated by reference to Exhibit 4.3 to our
                        Registration Statement on Form S-8 (File No. 333-53257)).

EXHIBITS
--------
       10.21            Loan Agreement, dated as of June 29, 1999 among Anchor
                        Gaming as borrower, the lenders therein named, and Bank of
                        America national Trust and Savings Association as
                        administrative agent. (Incorporated by reference to Exhibit
                        10.35 to our June 30, 1999 Annual Report on Form 10-K (File
                        No. 0-23124)).
       10.22            Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36 to our June 30, 1996 Annual Report on Form
                        10-K (File No. 0-23124)).
       10.23            Amendment No. 1 to Loan Agreement dated March 24, 2000
                        between Anchor Gaming, as borrower, Bank of America, N.A., as administrative agent and the other lenders named therein.
                        (Incorporated by reference to Exhibit 10.23 to our June 30,
                        2000 Annual Report on Form 10-K (File No. 0-23124))
       10.24            Guaranty dated June 15, 2000 of Anchor Gaming in favor of
                        Bank of America, N.A., as administrative agent for the
                        benefit of lenders to the Pala Band of Mission Indians.
                        (Incorporated by reference to Exhibit 10.24 to our June 30,
                        2000 Annual Report on Form 10-K (File No. 0-23124))
       10.25            Asset Purchase Agreement dated September 24, 2000 by and
                        between My Way Holdings LLC and Nuevo Del Sol Turf Club,
                        Inc. (Incorporated by reference to Exhibit 99.2 to the
                        Current Report on Form 8-K filed September 26, 2000. (File
                        No. 0-23124)).
       10.26            Stock Purchase Agreement dated September 24, 2000 between
                        Anchor Gaming and members of the Fulton family and their
                        affiliates. (Incorporated by reference to Exhibit 99.3 to
                        the Current Report on Form 8-K filed September 26, 2000
                        (File No. 0-23124)).
       10.27            Assignment of Membership Interests in Ourway Realty, L.L.C.
                        dated September 24, 2000 between Anchor Gaming and Stanley
                        Fulton. (Incorporated by reference to Exhibit 99.4 to the
                        Current Report on Form 8-K filed September 26, 2000 (File
                        No. 0-23124)).
       10.28            Consulting Agreement dated September 24, 2000 entered into by Stanley Fulton and Anchor Gaming. (Incorporated by
                        reference to Exhibit 99.5 to the Current Report on Form 8-K filed September 26, 2000 (File No. 0-23124)).
       10.29*           Form of Anchor Gaming Executive Stock Option
                        Agreement.
       10.30*           Form of Anchor Gaming Director Stock Option Agreement.
       10.31*           Form of Anchor Gaming Restricted Stock Agreement.
       10.32*           Anchor Gaming 2000 Stock Incentive Plan.
       10.33*           Form of Employment Agreement between Anchor Gaming and
                        Thomas J. Matthews.
       10.34*           Form of Employment Agreement between Anchor Gaming and
                        Joseph Murphy.
       10.35*           Form of Employment Agreement between Anchor Gaming and
                        Geoffrey A. Sage.
       10.36*           Form of Employment Agreement between Anchor Gaming and
                        David D. Johnson.
       10.37*           Amendment No. 2, dated October 17, 2000, to Loan
                        Agreement dated June 29, 1999 among Anchor Gaming as
                        Borrower, the Lenders therein named and Bank of
                        America N.A. as Administrative Agent.
       10.38*           Amendment No. 1, dated October 17, 2000, to Guaranty
                        dated June 15, 2000 by Anchor Gaming in favor of Bank
                        of America, N.A. as Administrative Agent and the
                        other lenders named therein that are party to the
                        Pala Loan Agreement.
       10.39*           Anchor Gaming's $35,000,000 Promissory Note, dated
                        October 17, 2000, to Bankers Trust Company.
       10.40*           Anchor Gaming's $15,000,000 Promissory Note, dated
                        October 17, 2000, to Lehman Commercial Paper, Inc.
       10.41*           Joinder and Assumption Agreement, dated October 17,
                        2000, among Anchor Gaming as Borrower, Bankers Trust
                        as Increasing Lender, Lehman Commercial Paper, Inc.
                        as Joining Lender and Bank of America N.A. as
                        Administrative Agent pursuant to June 29, 1999 Loan
                        Agreement.
       10.42*           Indenture for 9-7/8% Senior Subordinated Notes Due
                        2008, dated October 17, 2000.
       21.1             List of Subsidiary Corporations. (Incorporated by
                        reference to Exhibit 21.1 to our June 30, 2000 Annual
                        Report on Form 10-K (File No. 0-23124))
       27.1             Financial Data Schedule. (Incorporated by reference
                        to Exhibit 27.1 to our June 30, 2000 Annual Report
                        on Form 10-K (File No. 0-23124))

------------------------

*   Filed herewith