Form 10-Q
period 2000-09-30
ANCHOR GAMING
filed 2000-11-14
CIK 914923

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ____________
                        Commission file number 000-23124


                                  ANCHOR GAMING
           --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                       88-0304253
----------------------------------                  ----------------------------
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
Yes X   No
   ---     ---

Shares outstanding of each of the registrant's classes of common stock as of November 10, 2000:

     Class                                   Outstanding as of November 10, 2000
     -----                                   -----------------------------------
Common stock, $0.01 par value                             7,133,521

                                  ANCHOR GAMING

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX


                                                                                              PAGE NO.

Part I.    Financial Information

     Item 1.      Consolidated Condensed Financial Statements

                  Consolidated Condensed Balance Sheets at
                  September 30, 2000 and June 30, 2000 (unaudited)                                 3

                  Consolidated Condensed Statements of
                  Income for the three months ended
                  September 30, 2000 and 1999 (unaudited)                                          4

                  Consolidated Condensed Statements of Cash
                  Flows for the three months ended
                  September 30, 2000 and 1999 (unaudited)                                          5

                  Notes to Consolidated Condensed Financial Statements (unaudited)                 6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             12

     Item 3.      Quantitative and Qualitative Disclosure about Market Risk                       20

Part II.     Other Information

     Item 1.      Legal Proceedings                                                               21

     Item 6.      Exhibits and Reports on Form 8-K                                                22

Signatures                                                                                        23


PART I.    FINANCIAL INFORMATION
      ITEM 1.     FINANCIAL STATEMENTS



ANCHOR GAMING
CONSOLIDATED CONDENSED                                                            SEPTEMBER 30,                JUNE 30,
BALANCE SHEETS (UNAUDITED)                                                            2000                       2000
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT SHARE AMOUNTS)

                                           ASSETS
Current assets:
    Cash and cash equivalents                                                     $       27,376             $       25,883
    Accounts and notes receivable, net                                                    43,262                     43,959
    Inventory, net                                                                        16,132                     17,378
    Assets held for sale                                                                  51,873                          -
    Other current assets                                                                   8,947                     11,339
                                                                                 -------------------        ----------------
      Total current assets                                                               147,590                     98,559
Property and equipment, net                                                              177,473                    200,976
Goodwill, net                                                                             86,113                    117,218
Other intangible assets, net                                                              43,821                     43,896
Investments in unconsolidated affiliates                                                  70,372                     66,822
Other long-term assets                                                                    27,777                     21,248
                                                                                 -------------------        ----------------
      Total assets                                                                $      553,146             $      548,719
                                                                                 ===================        ================

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                              $       18,852             $       17,777
    Current portion of long-term debt                                                      1,513                      1,524
    Income tax payable                                                                     1,840                      1,858
    Other current liabilities                                                             30,251                     30,177
                                                                                 -------------------        ----------------
      Total current liabilities                                                           52,456                     51,336
Long-term debt, net of current portion                                                   201,639                    222,770
Minority interest in consolidated subsidiary                                               4,210                      4,093
                                                                                 -------------------        ----------------
      Total liabilities and minority interest in consolidated subsidiary                 258,305                    278,199
                                                                                 -------------------        ----------------
Stockholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, 0 shares
      issued and outstanding at September 30, 2000 and June 30, 2000                           -                          -
    Common stock, $0.01 par value, 50,000,000 shares authorized,
      14,202,500 issued and 11,678,357 outstanding at September 30, 2000,
      14,049,850 issued and 11,525,707 outstanding at June 30, 2000                          142                        140
    Treasury stock at cost, 2,524,143 shares at September 30, 2000
      and June 30, 2000                                                                 (115,342)                  (115,342)
    Additional paid-in capital                                                           130,216                    124,359
    Retained earnings                                                                    279,825                    261,363
                                                                                 -------------------        ----------------
      Total stockholders' equity                                                         294,841                    270,520
                                                                                 -------------------        ----------------
      Total liabilities and stockholders' equity                                  $      553,146             $      548,719
                                                                                 ===================        ================


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.


ANCHOR GAMING                                                                            THREE MONTHS ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED                                                              ----------------------------------------
STATEMENTS OF INCOME (UNAUDITED)                                                         2000                    1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Revenues:
    Gaming machines                                                                      $  47,170               $  40,412
    Gaming operations                                                                       47,748                  47,368
    Gaming systems                                                                          43,832                  39,221
                                                                                    ----------------        ----------------
         Total revenues                                                                    138,750                 127,001
                                                                                    ----------------        ----------------
Costs of revenues:
    Gaming machines                                                                          5,982                  12,557
    Gaming operations                                                                       31,928                  29,184
    Gaming systems                                                                          30,848                  20,625
                                                                                    ----------------        ----------------
         Total costs of revenues                                                            68,758                  62,366
                                                                                    ----------------        ----------------
Gross margin                                                                                69,992                  64,635
                                                                                    ----------------        ----------------
Other costs:
    Selling, general and administrative                                                     16,814                  19,572
    Research and development                                                                 3,634                   3,972
    Depreciation and amortization                                                           15,095                  11,736
                                                                                    ----------------        ----------------
         Total other costs                                                                  35,543                  35,280
                                                                                    ----------------        ----------------
Income from operations                                                                      34,449                  29,355
                                                                                    ----------------        ----------------
Other income (expense):
    Interest income                                                                            689                     518
    Interest expense                                                                        (4,603)                 (3,681)
    Other income                                                                                32                     164
    Minority interest in earnings of consolidated subsidiary                                  (256)                   (208)
                                                                                    ----------------        ----------------
         Total other expense                                                                (4,138)                 (3,207)
                                                                                    ----------------        ----------------
Income before provision for income taxes                                                    30,311                  26,148
Income tax provision                                                                        11,973                  10,374
                                                                                    ----------------        ----------------
Net income before cumulative effect of change in accounting principle                       18,338                  15,774
Cumulative effect of change in accounting principle, net of taxes of $81                       124                       -
                                                                                    ----------------        ----------------
Net income                                                                               $  18,462                $ 15,774
                                                                                    ================        ================

Basic earnings per share, before cumulative effect of change in
    accounting principle                                                                   $  1.58                 $  1.32
Cumulative effect of change in accounting principle, net of taxes                             0.01                       -
                                                                                    ----------------        ----------------
Basic earnings per share                                                                   $  1.59                 $  1.32
                                                                                    ================        ================
Weighted average shares outstanding                                                         11,618                  11,934
                                                                                    ================        ================

Diluted earnings per share, before cumulative effect of change in
    accounting principle                                                                   $  1.55                 $  1.30
Cumulative effect of change in accounting principle, net of taxes                             0.01                       -
                                                                                    ----------------        ----------------
Diluted earnings per share                                                                 $  1.56                 $  1.30
                                                                                    ================        ================
Weighted average common and common equivalent
    shares outstanding                                                                      11,849                  12,149
                                                                                    ================        ================

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.



ANCHOR GAMING                                                                          THREE MONTHS ENDED SEPTEMBER 30,
CONSOLIDATED CONDENSED                                                              ----------------------------------------
STATEMENTS OF CASH FLOWS (UNAUDITED)                                                     2000                    1999
----------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)

Net cash provided by operating activities                                                $  34,787                 $ 14,663
                                                                                    ----------------        ----------------
Cash flows from investing activities:
    Expenditures for property and equipment and intangible assets                          (15,048)                 (22,044)
    Issuance of notes receivable and other                                                  (3,324)                       -
    Principal reductions on notes receivable and other cash receipts                         2,194                      817
                                                                                    ----------------        ----------------
      Net cash used in investing activities                                                (16,178)                 (21,227)
                                                                                    ----------------        ----------------
Cash flows from financing activities:
    Proceeds from borrowing                                                                 11,000                    5,000
    Repayment of long-term debt                                                            (32,142)                  (6,855)
    Proceeds from sale of stock                                                              4,026                    2,486
                                                                                    ----------------        ----------------
      Net cash provided by (used in) financing activities                                  (17,116)                     631
                                                                                    ----------------        ----------------
Net increase (decrease) in cash and cash equivalents                                         1,493                   (5,933)
Cash and cash equivalents, beginning of period                                              25,883                   32,835
                                                                                    ----------------        ----------------
Cash and cash equivalents, end of period                                                 $  27,376                 $ 26,902
                                                                                    ================        ================

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                             $   4,429                  $ 3,249
                                                                                    ================        ================
      Cash paid for income taxes                                                         $  10,213                  $ 8,690
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

                                  ANCHOR GAMING
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION AND PRESENTATION

     Anchor Gaming ("Anchor" or the "Company") is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations and gaming systems. The accompanying unaudited consolidated condensed financial statements include the accounts of Anchor Gaming and subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. and Anchor Partners, LLC are included in the consolidated financial statements as 80% and 51% consolidated subsidiaries, respectively.

     In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three-month periods ended September 30, 2000 and 1999 and its financial position at September 30, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2000. The operating results and cash flows for the three months ended September 30, 2000 are not necessarily indicative of the results that will be achieved in future periods.

INVESTMENTS IN UNCONSOLIDATED AFFILIATE

     The joint venture with IGT ("Anchor-IGT Joint Venture") is accounted for as an investment in an unconsolidated affiliate under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the affiliate. The primary business of the Anchor-IGT Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Anchor-IGT Joint Venture and related activities are included in gaming machines revenue. The Anchor-IGT Joint Venture has a September 30 fiscal year-end. Summarized results of operations for the Anchor-IGT Joint Venture are as follows:


                                             Three Months Ended
                                                September 30,
                                        ----------------------------
(IN THOUSANDS)                              2000           1999
--------------------------------------------------------------------
Revenues                                     $110,141      $ 77,777
Expenses                                       46,038        38,485
Operating income                               64,103        39,292
Net income                                     65,470        39,847


Depreciation expense for the Anchor-IGT Joint Venture was $6.7 million and $4.6 million for the quarters ended September 30, 2000, and 1999, respectively.

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

     Revenue from the sale of gaming and systems equipment and related parts is recognized upon delivery to the customer. Revenue from sales of lottery, pari-mutuel and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

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

EARNINGS PER SHARE

     A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:


                                               Three Months Ended                      Three Months Ended
                                               September 30, 2000                      September 30, 1999
                                     --------------------------------------  --------------------------------------
                                                                Per Share                                Per Share
                                        Income       Shares       Amount        Income        Shares       Amount
                                     -----------   -----------  -----------  ------------   ----------  -----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

  Basic EPS:
    Net Income                           $18,462       11,618       $1.59       $ 15,774        11,934    $ 1.32
  Effect of Dilutive Securities:
    Options                                               231       (0.03)                         215     (0.02)
                                     -----------   -----------  -----------  ------------   ----------  -----------
  Diluted EPS:
    Net Income                           $18,462       11,849       $1.56       $ 15,774        12,149    $ 1.30
                                     ===========   ===========  ===========  ============   ==========  ===========


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

RECLASSIFICATIONS

     Certain amounts in the consolidated condensed financial statements for the three months ended September 30, 1999 have been reclassified to be consistent with the presentation used for the three months ended September 30, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During the current quarter the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. The Company's current use of derivatives is limited to an interest rate swap arrangement for a notional amount of $100 million that the Company entered into in fiscal 2000. During the quarter ended September 30, 2000, the Company recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000 and the Company does not believe that SFAS 133 will have a significant effect on its consolidated results of operations or financial position in future periods.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

2.   BUSINESS SEGMENTS

     The Company is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of three business units. These include the Anchor-IGT Joint Venture; Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams; and VLC Casino. Gaming operations are currently conducted through five business units. These include two casinos in Colorado; Sunland Park Racetrack & Casino in New Mexico (see Note 5); and gaming machine route operations in both Nevada and Montana. The Company also has a 50% interest in a development contract and seven year management contract with the Pala Band of Mission Indians to develop and manage a casino currently under construction in Northern San Diego County, California that is presently expected to open in late March 2001. The gaming systems segment consists of three business units. These are Automated Wagering International ("AWI"), an on-line lottery company; VLC Government; and United Tote, a pari-mutuel wagering system company.


                                                                            THREE MONTHS ENDED SEPTEMBER 30,
    (IN THOUSANDS)                                                              2000                  1999
    -------------------------------------------------------------------------------------------------------------
    Revenues:
         Gaming machines                                                            $ 47,288            $ 40,535
         Gaming operations                                                            47,938              47,550
         Gaming systems                                                               43,916              39,354
         Intercompany revenues                                                          (392)               (438)
                                                                         --------------------    ----------------
                                                                                    $138,750            $127,001
                                                                         ====================    ================
    Income (loss) from operations:
         Gaming machines                                                            $ 33,621            $ 18,648
         Gaming operations                                                             7,253               9,105
         Gaming systems                                                               (4,955)              4,178
         General corporate expenses                                                   (1,470)             (2,576)
                                                                         --------------------    ----------------
                                                                                    $ 34,449            $ 29,355
                                                                         ====================    ================


                                                                            SEPTEMBER 30,           JUNE 30,
    (IN THOUSANDS)                                                              2000                  2000
    -------------------------------------------------------------------------------------------------------------
    Identifiable segment assets:
         Gaming machines                                                            $125,310            $111,882
         Gaming operations                                                           111,132            $117,188
         Gaming systems                                                              187,944             182,945
         Corporate                                                                    13,300              20,340
         Unallocated intangibles                                                     115,460             116,364
                                                                         --------------------    ----------------
                                                                                    $553,146            $548,719
                                                                         ====================    ================



3.   INVENTORY

     Inventories, net of valuation reserves, are as follows:


                                                                            SEPTEMBER 30,           JUNE 30,
(IN THOUSANDS)                                                                  2000                  2000
-----------------------------------------------------------------------------------------------------------------

Manufacturing:
    Raw materials                                                                    $ 5,693         $ 5,901
    Work-in-process                                                                      739           1,593
    Finished goods                                                                     7,729           7,740
Other finished goods                                                                   1,971           2,144
                                                                         -------------------     ----------------
                                                                                     $16,132         $17,378
                                                                         ===================     ================


4.   OTHER CURRENT LIABILITIES

     Other current liabilities are as follows:


                                                                            SEPTEMBER 30,        JUNE 30,
(IN THOUSANDS)                                                                  2000               2000
------------------------------------------------------------------------------------------------------------

Labor, compensation and benefits                                                    $12,209          $11,583
Commission and royalties                                                              2,169            2,778
Billings in excess of costs and estimated earnings                                    1,039            3,129
Other accrued expenses                                                               14,834           12,687
                                                                         ------------------     ------------
                                                                                    $30,251          $30,177
                                                                         ==================     ============


5.   SUBSEQUENT EVENTS

STOCK PURCHASE TRANSACTION

     On October 17, 2000, Anchor acquired approximately 4.6 million shares of its common stock owned by the Fulton family for a purchase price of $66.612 per share. To fund this transaction, on October 17, 2000, Anchor completed the sale of $250 million of 9.875% senior subordinated notes due October 2008 that were priced to yield 10%. Anchor also amended its existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million. Stanley Fulton, his son Michael Fulton, and his daughter Elizabeth Jones resigned their positions on the board of directors upon completion of the stock purchase transaction.

     The purchase consideration for the shares was comprised of $240 million in cash and $66 million of 11% promissory notes that Stanley Fulton received for a portion of the shares he is selling. The promissory notes will be canceled through certain racetrack asset transfers (see below) which the Company expects to complete by the end of March 2001.

RACETRACK ASSET SALE TRANSACTION

     In conjunction with the stock purchase transaction with the Fulton family, the Company has entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the Company's 25% interest in a Massachusetts horse racing facility. Stanley Fulton has agreed to pay $66 million for these assets by canceling the Company's obligations under the promissory notes. Anchor expects to complete the sale of these racetrack assets to Mr. Fulton by the end of March 2001, subject to regulatory approvals and the satisfaction of other conditions. After the sale of these assets, Anchor will retain the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The book value of the assets to be sold, excluding certain cash accounts, was approximately $51.9 million at September 30, 2000. Anchor expects to record a pre-tax gain of $11.9 million, net of applicable transaction costs. The tax expense associated with this transaction is expected to be approximately $18.5 million.

STOCK SPLIT

     Anchor has announced a stock split under which stockholders of record as of October 31, 2000 will receive one additional share of Anchor's common stock for every share then owned. The new shares will be issued on November 15, 2000. Information provided in the financial statements in this Quarterly Report on Form 10-Q has not been adjusted to reflect the stock split. If the stock split was effective at the beginning of all periods presented, diluted earnings per share would have been $0.78 and $0.65 for the quarters ended September 30, 2000, and September 30, 1999, respectively. Weighted average common and common equivalent shares outstanding would have been 23,698,000 and 24,298,000 for the quarters ended September 30, 2000 and September 30, 1999, respectively.

EXECUTIVE COMPENSATION AGREEMENTS

     In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transaction adopted the Anchor Gaming 2000 Incentive Stock Plan and made grants of 575,000 options and 120,000 shares of restricted stock in addition to entering into employment agreements with key employees and officers of the Company. The 2000 Incentive Stock Plan is subject to stockholder approval.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, SECURITIES ACT OF 1933, AS AMENDED, AND OTHER APPLICABLE SECURITIES LAWS. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT ARE "FORWARD-LOOKING STATEMENTS" FOR PURPOSES OF THESE PROVISIONS, INCLUDING ANY PROJECTIONS OF EARNINGS, REVENUES, OR OTHER FINANCIAL ITEMS; ANY STATEMENTS OF THE PLANS, STRATEGIES, AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATION; ANY STATEMENTS CONCERNING PROPOSED NEW PRODUCTS, SERVICES, OR DEVELOPMENTS; ANY STATEMENTS REGARDING FUTURE ECONOMIC CONDITIONS OR PERFORMANCE; STATEMENTS OF BELIEF; AND ANY STATEMENT OF ASSUMPTIONS UNDERLYING ANY OF THE FOREGOING. FORWARD-LOOKING STATEMENTS MAY INCLUDE THE WORDS "MAY," "WILL," "ESTIMATE," "INTEND," "CONTINUE," "BELIEVE," "EXPECT," OR "ANTICIPATE" AND OTHER SIMILAR WORDS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES, AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED BY THE FORWARD-LOOKING STATEMENTS. ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN ANY OF OUR FORWARD-LOOKING STATEMENTS WILL PROVE TO BE CORRECT, ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED OR ASSUMED IN OUR FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO FACTORS DESCRIBED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING ANCHOR'S FORM 10-K FOR THE YEAR ENDED JUNE 30, 2000, AS AMENDED, AND ANCHOR'S REGISTRATION STATEMENT ON FORM S-4, AS AMENDED, FILED NOVEMBER 13, 2000. THESE REPORTS MAY BE OBTAINED FREE OF CHARGE AT THE WEBSITE OF THE SECURITIES AND EXCHANGE COMMISSION AT http://www.sec.gov. ANCHOR GAMING ENCOURAGES THE REVIEW OF SUCH REPORTS.

OVERVIEW

     We are a diversified, global gaming company operating principally through three business segments:

     - Gaming Machines, which includes the design, development and distribution of proprietary gaming machines.

     - Gaming Operations, which includes the operations of two casinos in Colorado, a racetrack and casino in New Mexico, slot machine routes in Nevada and Montana, and a 50% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that we expect to open in late March 2001.

     - Gaming Systems, which includes the design, manufacture and sale of video gaming machines and central control systems and the design, manufacture, sale, installation and operation of on-line lottery systems and computerized pari-mutuel wagering systems.

     In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation and management of PALA, a $115 million casino and entertainment facility on the federally recognized Pala reservation in northern San Diego County, California. The management agreement is for a period of seven years commencing on the opening date of the casino facility, which we expect to be in late March 2001. The Pala tribe secured a $100 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to the financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. The balance of the project cost will be financed through certain equipment financing activities.

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

STOCK PURCHASE TRANSACTION

     On October 17, 2000, we acquired approximately 4.6 million shares of our common stock owned by the Fulton family for a purchase price of $66.612 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250 million of 9.875% senior subordinated notes due October 2008 that were priced to yield 10%. We also amended our existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325.0 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million. Stanley Fulton, his son Michael Fulton, and his daughter Elizabeth Jones resigned their positions on our board of directors upon completion of the stock purchase transaction.

     The purchase consideration for the shares was comprised of $240 million in cash and $66 million of 11% promissory notes that Stanley Fulton received for a portion of the shares he is selling. The promissory notes will be canceled through certain racetrack asset transfers (see below) which the Company expects to complete by the end of March 2001.

RACETRACK ASSET SALE TRANSACTION

     In conjunction with the stock purchase transaction with the Fulton family, we have entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility. Stanley Fulton has agreed to pay $66.0 million for these assets by canceling our obligations under the promissory notes. We expect to complete the sale of these racetrack assets to Mr. Fulton by the end of March 2001, subject to regulatory approvals and the satisfaction of other conditions. After the sale of these assets, we will retain the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The book value of the assets to be sold, excluding certain cash accounts, was approximately $51.9 million at September 30, 2000. We expect to record a pre-tax gain of $11.9 million, net of applicable transaction costs. The tax expense associated with this transaction is expected to be approximately $18.5 million. The discussion of our gaming operations segment in this section includes Sunland Park Racetrack & Casino.

REVENUES AND GROSS MARGIN

     The following table sets forth the percentage of Anchor's revenues attributable to each of its operating segments during the three months ended September 30, 2000 and 1999. The table also presents the gross margin of each of its operating segments for the same periods.


                                                Three Months Ended
                                                   September 30,
                                            ----------------------------
                                                2000            1999
------------------------------------------------------------------------

SOURCES OF REVENUES:
   Gaming machines                               34.0%          31.8%
   Gaming operations                             34.4           37.3
   Gaming systems                                31.6           30.9
                                            ----------        ----------
       Total revenues                           100.0%         100.0%
                                            ==========        ==========

GROSS MARGIN:
   Gaming machines                               87.3%          68.9%
   Gaming operations                             33.1           38.4
   Gaming systems                                29.6           47.4
      Total consolidated gross margin            50.4%          50.9%


QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1999

GAMING MACHINES

     The gaming machines segment accounted for 34% and 32% of total revenues during the three-month periods ended September 30, 2000 and 1999, respectively. Revenues for this segment were $47.2 million for the period ended September 30, 2000, an increase of $6.8 million from $40.4 million for the same period in the prior year. The increase in segment revenues can be attributed to increased equity earnings in the Anchor-IGT Joint Venture, which, for accounting purposes, are recorded net of expense partially offset by decreases in revenues from VLC Casino as well as decreases in our non-joint venture, or stand-alone, proprietary games.

     Revenues from the Anchor-IGT Joint Venture increased $12.4 million, or 57% from $21.8 million for the three months ended September 30, 1999 to $34.2 million for the same three-month period in the current year. At September 30, 2000 there were approximately 13,100 games, primarily Wheel of Fortune, operating within the Anchor-IGT Joint Venture, compared to approximately 6,900 games at September 30, 1999. VLC Casino revenues decreased $5.0 million, or 66%, resulting from declines in machine sales as we redirect our focus on the casino gaming market in favor of recurring revenue arrangements. Revenues from stand-alone proprietary games decreased $671,000, or 6%, for the three-month period ending September 30, 2000 compared to the same period in the prior year. Since September 30, 1999, our installed base of stand-alone proprietary games, without regard to the Anchor-IGT Joint Venture games, decreased approximately 7%.

     Costs of gaming machines revenues were $6.0 million for the first fiscal quarter of 2001, a decrease of $6.6 million compared to the first fiscal quarter of 2000. This decrease was a result of the decline in VLC Casino unit sales as discussed above, a lower level of write-downs related to gaming machines within our stand-alone proprietary games operations, and decreases in royalty expenses as a result of decreased revenues from our stand-alone games and an overall decrease in the royalty expense rate. The VLC casino machine sales realized in previous years had a higher relative cost of sales than our current revenue mix.

     The gaming machines segment gross margin increased to 87% during the quarter ended September 30, 2000 from 69% in the corresponding prior-year period. Within the segment, in this period, gross margins were 99% for the Anchor-IGT Joint Venture (due to its accounting treatment under the equity method), 58% for the stand-alone proprietary games operating unit and 55% for VLC Casino.

     Changes in interest rates could have an effect on the earnings of the Anchor-IGT Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Anchor-IGT Joint Venture. Specifically, decreases in interest rates will increase the current period's jackpot expense of the Anchor-IGT Joint Venture while future increases in interest rates will decrease the current period's jackpot expense of the Anchor-IGT Joint Venture.

GAMING OPERATIONS

     The gaming operations segment accounted for 34% and 37% of total revenues during the three-month periods ended September 30, 2000 and 1999, respectively. Revenues for this segment were $47.7 million for the period ended September 30, 2000, an increase of $380,000 from $47.4 million for the same period in the prior year. A $939,000 increase in revenues at Sunland Park Racetrack & Casino as well as a slight increase in the Nevada route operation were offset by decreases in the Montana route operation and slight decreases in revenues at the Colorado casinos.

     Costs of gaming operations revenues were $31.9 million for the first three months of fiscal 2001, an increase of $2.7 million or 9% from $29.2 million in the first three months of fiscal 2000. The increase is due primarily to increased costs of $2.5 million at our Colorado casinos resulting from increased competition. In addition, costs at Sunland Park Racetrack & Casino increased primarily due to the cost associated with the increased revenues as discussed above.

     The gaming operations segment gross margin decreased to 33% during the quarter ended September 30, 2000 from 38% in the corresponding prior-year period. The decrease in gross margin is primarily due to increased costs in the Colorado casinos as a result of increased competition.

GAMING SYSTEMS

     The gaming systems segment accounted for 32% and 31% of total revenues during the three-month periods ended September 30, 2000 and 1999, respectively. Revenues for this segment were $43.8 million for the period ended September 30, 2000, an increase of $4.6 million from $39.2 million for the same period in the prior year. The increase over the same period in fiscal year 2000 is primarily due to increases in AWI's domestic lottery revenues related to the

Indiana and West Virginia lottery contracts. The Indiana and West Virginia lotteries commenced operating in October 2000 and July 2000, respectively. Increases in domestic lottery revenues were partially offset by decreased equipment sales internationally for a net increase in revenues of $4.8 million, or 17%, at AWI. VLC Government's revenues decreased $416,000 in the current quarter compared to the same quarter in the prior year due primarily to a decrease in systems revenue partially offset by an increase in machine sales. United Tote's pari-mutuel systems revenues increased slightly compared to the prior year.

     Costs of gaming systems revenues were $30.8 million for the first three months of fiscal 2001, an increase of $10.2 million from $20.6 million in the first three months of fiscal 2000. The increase is due to a $5.2 million increase in domestic lottery costs as well as a $3.7 million increase in costs related to international lottery equipment sales. In addition, costs of sales at VLC Government increased $1.3 million and costs of sales at United Tote slightly increased. The gross margin decreased from 47% during the quarter ended September 30, 1999 to 30% in the current period. The decrease in gross margin is due primarily to decreased margins on AWI domestic and international contracts and on VLC Government revenues.

OTHER COSTS

     Selling, general and administrative ("SG&A") expenses were $16.8 million for the quarter ended September 30, 2000, a decrease of $2.8 million or 14% from the quarter ended September 30, 1999. SG&A expenses as a percentage of total revenue decreased to 12% during the September 2000 quarter compared to 15% during the September 1999 quarter. We have been able to reduce costs through the consolidation of corporate duties in Las Vegas and the resulting reduction of corporate staff and other overhead in Montana. In addition, SG&A decreases have been realized in the gaming machines and gaming operations segments. These decreases were partially offset by increased SG&A in the gaming systems segment.

     Research and development ("R&D") expenses were $3.6 million for the quarter ended September 30, 2000, a decrease of $338,000 or 9% from the quarter ended September 30, 1999. The decrease is a result of reduced R&D expenses in the gaming machines segment partially offset by increased R&D in the gaming systems segment. In addition to the R&D expenses reflected on our financial statements, R&D costs related to the Anchor-IGT Joint Venture are accounted for on the books of the Anchor-IGT Joint Venture and are not included in the amounts disclosed as R&D in our financial statements.

     Depreciation and amortization expense was $15.1 million for the quarter ended September 30, 2000, an increase of $3.4 million or 29% from the quarter ended September 30, 1999. The increase in depreciation and amortization expense over the quarter ended September 30, 1999 is primarily related to capital expenditures related to the Florida Lottery as well as capital expenditures related to other domestic lottery jurisdictions.

     INCOME FROM OPERATIONS. As a result of the factors discussed above, income from operations was $34.4 million for the quarter ended September 30, 2000, an increase of $5.1 million or 17%. As a percentage of total revenues, income from operations increased to 25% during the quarter ended September 30, 2000 from 23% for the quarter ended September 30, 1999.

     OTHER INCOME (EXPENSE). The $931,000 change in other expense for the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999 is attributable to increased interest expense. The increase in interest expense is due primarily to higher interest rates in the current quarter as well as an increase in the average debt outstanding during the current quarter as compared to the prior-year period.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. During the current quarter we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. Our current use of derivatives is limited to an interest rate swap arrangement for a notional amount of $100 million that we entered into in fiscal 2000. During the quarter ended September 30, 2000, we recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000 and we do not believe that SFAS 133 will have a significant effect on our consolidated results of operations or financial position in future periods.

     NET INCOME AND EARNINGS PER SHARE. As a result of the factors discussed above, net income was $18.5 million for the quarter ended September 30, 2000, an increase of $2.7 million or 17% from the quarter ended September 30, 1999. Diluted earnings per share of $1.56 for the quarter ended September 30, 2000 increased $0.26 or 20% from the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, we maintained $27.4 million in cash and cash equivalents, $43.3 million in working capital (excluding $51.9 million of current assets held for sale), and $97.1 million available under a revolving credit facility, compared with cash and equivalents at June 30, 2000 of $25.9 million, working capital of $47.2 million, and $75.9 million available under a revolving credit facility. To fund the acquisition of Powerhouse Technologies, Inc., in June 1999, we borrowed $210 million on a $300 million senior unsecured reducing revolving credit facility. Amounts drawn on the senior credit facility bear interest at variable rates based on LIBOR plus an applicable margin or prime rate plus an applicable margin, at our option. All borrowings under the senior credit facility are due on June 30, 2004. We have agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. We believe we are in compliance with applicable covenants at September 30, 2000. Additionally, we have amended our existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million.

     We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that both operations and draws on our senior credit facility will provide the capital needed for continued business growth.

     On October 17, 2000 we acquired approximately 4.6 million shares of Anchor Gaming stock owned by the Fulton family, at $66.612 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250 million of 9.875% senior subordinated notes due October 2008 that were priced to yield 10%. We also amended our existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million. Stanley Fulton, his son Michael Fulton, and his daughter, Elizabeth Jones resigned their positions on the board of directors upon completion of the stock purchase transaction.

     The purchase consideration for the shares was comprised of $240 million in cash and $66 million in promissory notes that Stanley Fulton received for a portion of the shares he is selling. The promissory notes will be canceled through certain racetrack asset transfers (see below) which we expect to complete by the end of March 2001.

RACETRACK ASSET SALE TRANSACTION

     In conjunction with the stock purchase transaction with the Fulton family, we have entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the Company's 25% interest in a Massachusetts horse racing facility. Stanley Fulton has agreed to pay $66 million for these assets by canceling our obligations under the promissory notes. We expect to complete the sale of these racetrack assets to Mr. Fulton by the end of March 2001, subject to regulatory approvals and the satisfaction of other conditions. After the sale of these assets, we will retain the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The book value of the assets to be sold, excluding certain cash accounts, was approximately $51.9 million at September 30, 2000. We expect to record a pre-tax gain of $11.9 million, net of applicable transaction costs. The tax expense associated with this transaction is expected to be approximately $18.5 million.

     CASH FLOWS. During the quarter ended September 30, 2000, operating activities provided $34.8 million in cash flows on $18.5 million in net income, compared with $14.7 million in cash flows on $15.8 million in net income during the quarter ended September 30, 1999. Net income in the quarter ended September 30, 2000 included non-cash expenses (including depreciation and amortization) of approximately $16.2 million compared with non-cash expenses in the quarter ended September 30, 1999 of approximately $12.9 million. Also in the quarter ended September 30, 2000, we recognized earnings in the Anchor-IGT Joint Venture that were approximately $5.8 million greater than cash distributions to us, whereas in the same quarter in 1999, we received cash distributions which were $2.4 million greater than our share of earnings in the joint venture. During the quarter ended September 30, 2000, changes in working capital resulted in a net cash inflow of $5.9 million compared to a net cash outflow of $16.4 million in the same period of the prior year. The difference is primarily due to the payment of costs associated with the Powerhouse acquisition in the prior-year quarter.

     INVESTING ACTIVITIES AND CAPITAL EXPENDITURES. During the quarter ended September 30, 2000, cash outflows for investing activities of $16.2 million were primarily related to the purchase and installation of assets for domestic lottery contracts in Florida, West Virginia and other jurisdictions. We selectively pursue opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new state lottery contracts, depending on the size of the jurisdictions served, we may be required to secure additional funding for the related capital expenditures. In the quarter ended September 30, 1999, cash outflows for investing activities of $21.2 million were primarily related to the purchase and installation of assets for domestic lottery contracts in Indiana, Florida, Pennsylvania, South Dakota and other jurisdictions.

     Our capital expenditure budget for fiscal 2001 is estimated to be between $45.0 and $55.0 million. We believe that cash flows from operations, borrowings under our amended senior credit facility, and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of fiscal 2001. We are, however, continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our debt agreements.

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

     STOCK REPURCHASE PROGRAM. In April 1997, the board of directors authorized a repurchase of up to 1,000,000 shares of common stock. The board of directors authorized additional repurchases of up to 514,000 shares in December 1997, 640,000 shares in October 1998, and 1,000,000 shares in March 2000. We did not repurchase any shares during the September 2000 quarter but we have repurchased 70,000 shares since September 30, 2000, that were not related to the stock repurchase transaction with the Fulton family. We have 751,000 authorized shares remaining under the stock repurchase program. From the initial authorization of the program through September 30, 2000, we have repurchased 2,524,000 shares of common stock at a cost of $115.3 million. Under our senior credit facility, we may repurchase during the fiscal year 50% of our prior fiscal year net income, plus an additional one-time $35 million during the term of the facility.

     WORKING CAPITAL REQUIREMENTS. In addition to cash requirements needed for the purchase and construction of capital equipment, we require working capital to finance customer receivables and inventory levels. At September 30, 2000, notes receivable from customers totaled $19.4 million, compared with $19.7 million at June 30, 2000. Such receivables result primarily from gaming machine sales. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of our customer notes range from one to two years, with interest rates of up to 14%. Some international and domestic receivables have repayment periods of up to nine years.

     We continually seek opportunities to expand our gaming-oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming-oriented business and depending on the amount of funding required, we may be required to obtain additional financing.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue

Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. We will be required to adopt SAB 101 by the fourth quarter of fiscal 2001. We have not completed our determination of the impact of the adoption of SAB 101 on our consolidated financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on our floating rate debt. The principal balance of floating rate debt at September 30, 2000, was $200.5 million. To reduce such risks, we may selectively use financial instruments. In fiscal 2000, we entered into an interest rate swap agreement for a notional amount of $100 million. The agreement called for us to swap our variable LIBOR rate (6.62% at September 30, 2000) for a fixed LIBOR rate of 5.93%. The variable LIBOR rate readjusted each quarter, and the agreement was cancelable by the bank after one year. The fair value of the swap asset at September 30, 2000 is approximately $0.2 million based on the present value of future cash inflows expected based on the LIBOR rate at September 30, 2000. The interest rate swap was canceled by the bank in October 2000.

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

     We do not have any cash or cash equivalents at September 30, 2000 that are subject to market risk based upon changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of September 30, 2000, we had accounts and notes receivable of $1.6 million denominated in Canadian currency and $669,000 denominated in Australian currency. All foreign receivables are expected to be collected within 12 months. We do not currently hedge against foreign currency risk.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 17, 2000, Anchor filed a complaint in U. S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questions certain specified accounting practices that were used prior to the acquisition.

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

     On January 28, 2000, the Circuit Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into on March 9, 1999, between the State of Florida, the Department of Lottery, and AWI, on the grounds that, among other things, the amended contract is materially different from the proposal which AWI submitted. The ruling declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery filed an appeal on February 2, 2000, and as a result, an automatic stay of the prior order took place. The Florida Lottery and AWI filed an appeal on March 27, 2000. The appeal is currently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. The Company will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that the Company's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to the Company.

     In February 1999, Anchor and the Joint Venture filed an action in U. S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against Anchor and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon state circuit court against Anchor and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon state circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

     Several securities class action lawsuits have been filed against Anchor and certain current and former officers and directors. The lawsuits were filed in various jurisdictions following the announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of a purported class of purchasers of Anchor's stock and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned IN RE ANCHOR GAMING SECURITIES LITIGATION, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgment in Anchor's favor. The consolidated state action, captioned RYAN, ET AL. V. ANCHOR GAMING, ET AL., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. The Company believes that the claims are without merit, and intends to vigorously contest the lawsuits. The Company cannot presently state the nature of further proceedings, if any, in the state or federal actions.

     In addition to the specific legal proceedings described , we are a party to several routine lawsuits arising from normal operations. We do not believe that the outcome of such litigation will have a material adverse effect on our consolidated financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Reports on Form 8-K

          Current Report on Form 8-K dated September 26, 2000

     (b)  Exhibits

          27.1 Financial Data Schedule (For SEC Use Only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                   ANCHOR GAMING
                                   (Registrant)


Date     November 14, 2000         By:   /s/ THOMAS J. MATTHEWS
                                         ---------------------------------------
                                         Thomas J. Matthews
                                         Chief Executive Officer and President



Date     November 14, 2000         By:   /s/ GEOFFREY A. SAGE
                                         ---------------------------------------
                                         Geoffrey A. Sage
                                         Chief Financial Officer and Treasurer



Date     November 14, 2000         By:   /s/ DANIEL R. SICILIANO
                                         ---------------------------------------
                                         Daniel R. Siciliano
                                         Principal Accounting Officer
                                         and Corporate Controller