Form 10-K/A
period 2000-06-30
ANCHOR GAMING
filed 2000-12-22
CIK 914923

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

                                (AMENDMENT NO. 2)
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


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

Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class            Name of Each Exchange on Which Registered
   ------------------------         -------------------------------------------
        Common Stock                          Nasdaq National Market
       $.005 par value


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

     As of November 30, 2000, the market value for the voting and non-voting common equity held by non-affiliates of the registrant had a market value of $538,449,000

     As of November 30, 2000, 14,263,542 shares of common stock, par value $0.05 per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

NONE.



                                    PART IV
                                    --------

ITEM 4. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)                         INDEX TO EXHIBITS

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

EXHIBITS
--------
       10.21            Loan Agreement, dated as of June 29, 1999 among Anchor
                        Gaming as borrower, the lenders therein named, and Bank of
                        America national Trust and Savings Association as
                        administrative agent. (Incorporated by reference to Exhibit
                        10.35 to our June 30, 1999 Annual Report on Form 10-K (File
                        No. 0-23124)).
       10.22            Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36 to our June 30, 1996 Annual Report on Form
                        10-K (File No. 0-23124)).
       10.23            Amendment No. 1 to Loan Agreement dated March 24, 2000
                        between Anchor Gaming, as borrower, Bank of America, N.A., as administrative agent and the other lenders named therein.
                        (Incorporated by reference to Exhibit 10.23 to our June 30,
                        2000 Annual Report on Form 10-K (File No. 0-23124))
       10.24            Guaranty dated June 15, 2000 of Anchor Gaming in favor of
                        Bank of America, N.A., as administrative agent for the
                        benefit of lenders to the Pala Band of Mission Indians.
                        (Incorporated by reference to Exhibit 10.24 to our June 30,
                        2000 Annual Report on Form 10-K (File No. 0-23124))
       10.25            Asset Purchase Agreement dated September 24, 2000 by and
                        between My Way Holdings LLC and Nuevo Del Sol Turf Club,
                        Inc. (Incorporated by reference to Exhibit 99.2 to the
                        Current Report on Form 8-K filed September 26, 2000. (File
                        No. 0-23124)).
       10.26            Stock Purchase Agreement dated September 24, 2000 between
                        Anchor Gaming and members of the Fulton family and their
                        affiliates. (Incorporated by reference to Exhibit 99.3 to
                        the Current Report on Form 8-K filed September 26, 2000
                        (File No. 0-23124)).
       10.27            Assignment of Membership Interests in Ourway Realty, L.L.C.
                        dated September 24, 2000 between Anchor Gaming and Stanley
                        Fulton. (Incorporated by reference to Exhibit 99.4 to the
                        Current Report on Form 8-K filed September 26, 2000 (File
                        No. 0-23124)).
       10.28            Consulting Agreement dated September 24, 2000 entered into by Stanley Fulton and Anchor Gaming. (Incorporated by
                        reference to Exhibit 99.5 to the Current Report on Form 8-K filed September 26, 2000 (File No. 0-23124)).
       10.29            Form of Anchor Gaming Executive Stock Option
                        Agreement. (Incorporated by reference to Exhibit 10.29
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.30            Form of Anchor Gaming Director Stock Option Agreement.
                        (Incorporated by reference to Exhibit 10.30
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.31            Form of Anchor Gaming Restricted Stock Agreement.
                        (Incorporated by reference to Exhibit 10.31
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.32            Anchor Gaming 2000 Stock Incentive Plan.
                        (Incorporated by reference to Exhibit 10.32
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.33            Form of Employment Agreement between Anchor Gaming and
                        Thomas J. Matthews. (Incorporated by reference to
                        Exhibit 10.33 to our June 30, 2000 Annual Report on
                        Form 10-K/A (File No. 0-23124))
       10.34            Form of Employment Agreement between Anchor Gaming and
                        Joseph Murphy. (Incorporated by reference to
                        Exhibit 10.34 to our June 30, 2000 Annual Report on
                        Form 10-K/A (File No. 0-23124))
       10.35            Form of Employment Agreement between Anchor Gaming and
                        Geoffrey A. Sage. (Incorporated by reference to
                        Exhibit 10.35 to our June 30, 2000 Annual Report on
                        Form 10-K/A (File No. 0-23124))
       10.36            Form of Employment Agreement between Anchor Gaming and
                        David D. Johnson. (Incorporated by reference to
                        Exhibit 10.36 to our June 30, 2000 Annual Report on
                        Form 10-K/A (File No. 0-23124))
       10.37            Amendment No. 2, dated October 17, 2000, to Loan
                        Agreement dated June 29, 1999 among Anchor Gaming as
                        Borrower, the Lenders therein named and Bank of
                        America N.A. as Administrative Agent. (Incorporated
                        by reference to Exhibit 10.37 to our June 30, 2000
                        Annual Report on Form 10-K/A (File No. 0-23124))
       10.38            Amendment No. 1, dated October 17, 2000, to Guaranty
                        dated June 15, 2000 by Anchor Gaming in favor of Bank
                        of America, N.A. as Administrative Agent and the
                        other lenders named therein that are party to the
                        Pala Loan Agreement. (Incorporated by reference to
                        Exhibit 10.38 to our June 30, 2000 Annual Report on
                        Form 10-K/A (File No. 0-23124))
       10.39            Anchor Gaming's $35,000,000 Promissory Note, dated
                        October 17, 2000, to Bankers Trust Company.
                        (Incorporated by reference to Exhibit 10.39
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.40            Anchor Gaming's $15,000,000 Promissory Note, dated
                        October 17, 2000, to Lehman Commercial Paper, Inc.
                        (Incorporated by reference to Exhibit 10.40
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.41            Joinder and Assumption Agreement, dated October 17,
                        2000, among Anchor Gaming as Borrower, Bankers Trust
                        as Increasing Lender, Lehman Commercial Paper, Inc.
                        as Joining Lender and Bank of America N.A. as
                        Administrative Agent pursuant to June 29, 1999 Loan
                        Agreement. (Incorporated by reference to Exhibit 10.41
                        to our June 30, 2000 Annual Report on Form 10-K/A
                        (File No. 0-23124))
       10.42            Indenture for 9-7/8% Senior Subordinated Notes Due
                        2008, dated October 17, 2000. (Incorporated by reference
                        to Exhibit 10.42 to our June 30, 2000 Annual Report on
                        Form 10-K/A (File No. 0-23124))
       21.1             List of Subsidiary Corporations. (Incorporated by
                        reference to Exhibit 21.1 to our June 30, 2000 Annual
                        Report on Form 10-K (File No. 0-23124))
       27.1             Financial Data Schedule. (Incorporated by reference
                        to Exhibit 27.1 to our June 30, 2000 Annual Report
                        on Form 10-K (File No. 0-23124))
       99.1*            Financial statements of the Spin for Cash Joint Venture
                        for the years ended September 30, 2000, 1999 and 1998

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


Date: December 22, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities indicated.


        Signature                      Title                    Date

/s/ STUART D. BEATH                  Director              December 22, 2000
-------------------------
    Stuart D. Beath


/s/ RICHARD R. BURT                  Director              December 22, 2000
-------------------------
    Richard R. Burt

/s/ JOSEPH MURPHY                    Director              December 22, 2000
-------------------------
    Joseph Murphy

/s/ GLEN J. HETTINGER                Director              December 22, 2000
-------------------------
    Glen J. Hettinger