Form 10-Q
period 2000-12-31
ANCHOR GAMING
filed 2001-02-13
CIK 914923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23124

ANCHOR GAMING
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0304253 (I.R.S. Employer Identification No.)

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

    Shares outstanding of each of the registrant's classes of common stock as of January 31, 2001:

Class	Outstanding as of January 31, 2001
Common stock, $0.005 par value	14,573,000

Anchor Gaming

Form 10-Q

Quarter Ended December 31, 2000

Part I. Financial Information

Item 1. Financial Statements

ANCHOR GAMING

CONSOLIDATED CONDENSED

BALANCE SHEETS (Unaudited)

	December 31, 2000	June 30, 2000
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,006	$25,883
Accounts and notes receivable, net	46,088	43,959
Inventory, net	15,935	17,378
Other current assets	7,836	11,339

Total current assets	96,865	98,559
Property and equipment, net	173,388	200,976
Goodwill, net	85,230	117,218
Other intangible assets, net	50,770	50,766
Investments in unconsolidated affiliates	67,140	66,822
Other long-term assets	28,879	14,378

Total assets	$502,272	$548,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,450	$17,777
Current portion of long-term debt	1,521	1,524
Income tax payable	19,679	1,858
Other current liabilities	31,094	30,177

Total current liabilities	66,744	51,336
Long-term debt, net of current portion	437,334	222,770
Minority interest in consolidated subsidiary	4,211	4,093

Total liabilities and minority interest in consolidated subsidiary	508,289	278,199

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2000 and June 30, 2000	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized, 28,903,527 issued and 14,522,841 outstanding at December 31, 2000, 28,099,700 issued and 23,051,414 outstanding at June 30, 2000	145	140
Treasury stock at cost, 14,380,686 shares at December 31, 2000 and 5,048,286 at June 30, 2000	(429,214)	(115,342)
Additional paid-in capital	144,369	124,359
Deferred compensation	(6,365)	—
Retained earnings	285,048	261,363

Total stockholders' (deficit) equity	(6,017)	270,520

Total liabilities and stockholders' equity	$502,272	$548,719

The accompanying notes are an integral part of these
consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED

STATEMENTS OF INCOME (Unaudited)

	Three months ended December 31,
	2000	1999
	(in thousands except per share amounts)
Revenues:
Gaming machines	$45,887	$36,425
Gaming operations	44,280	46,200
Gaming systems	41,147	48,070

Total revenues	131,314	130,695

Costs of revenues:
Gaming machines	5,781	10,841
Gaming operations	30,229	30,404
Gaming systems	29,225	27,934

Total costs of revenues	65,235	69,179

Gross margin	66,079	61,516

Other costs:
Selling, general and administrative	17,024	15,364
Research and development	3,420	4,606
Depreciation and amortization	15,610	12,493

Total other costs	36,054	32,463

Income from operations	30,025	29,053

Other income (expense):
Interest income	544	494
Gain on sale of racetrack assets	8,051	—
Interest expense	(11,055)	(4,134)
Other income	722	43
Minority interest in earnings of consolidated subsidiary	(193)	(126)

Total other expense	(1,931)	(3,723)

Income before provision for income taxes	28,094	25,330
Income tax provision	22,871	10,042

Net income	$5,223	$15,288

Basic earnings per share	$0.33	$0.64

Weighted average shares outstanding	15,841	23,985

Diluted earnings per share	$0.32	$0.62

Weighted average common and common equivalent shares outstanding	16,371	24,466

The accompanying notes are an integral part of these
consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED

STATEMENTS OF INCOME (Unaudited)

	Six months ended December 31,
	2000	1999
	(in thousands except per share amounts)
Revenues:
Gaming machines	$93,057	$76,858
Gaming operations	92,028	93,568
Gaming systems	84,979	87,271

Total revenues	270,064	257,697

Costs of revenues:
Gaming machines	11,763	23,206
Gaming operations	62,157	60,438
Gaming systems	60,073	48,751

Total costs of revenues	133,993	132,395

Gross margin	136,071	125,302

Other costs:
Selling, general and administrative	33,838	34,085
Research and development	7,054	8,579
Depreciation and amortization	30,705	24,229

Total other costs	71,597	66,893

Income from operations	64,474	58,409

Other income (expense):
Interest income	1,233	1,012
Gain on sale of racetrack assets	8,051	—
Interest expense	(15,658)	(7,815)
Other income	754	207
Minority interest in earnings of consolidated subsidiary	(449)	(334)

Total other expense	(6,069)	(6,930)

Income before provision for income taxes	58,405	51,479
Income tax provision	34,844	20,416

Net income before cumulative effect of change in accounting principle	23,561	31,063
Cumulative effect of change in accounting principle, net of taxes of $81	124	—

Net income	$23,685	$31,063

Basic earnings per share, before cumulative effect of change in accounting principle	$1.21	$1.30
Cumulative effect of change in accounting principle	—	—

Basic earnings per share	$1.21	$1.30

Weighted average shares outstanding	19,538	23,926

Diluted earnings per share, before cumulative effect of change in accounting principle	$1.18	$1.27
Cumulative effect of change in accounting principle	—	—

Diluted earnings per share	$1.18	$1.27

Weighted average common and common equivalent shares outstanding	20,034	24,382

The accompanying notes are an integral part of these
consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED

STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended December 31,
	2000	1999
	(in thousands)
Net cash provided by operating activities	$58,921	$42,161

Cash flows from investing activities:
Expenditures for property and equipment and intangible assets	(24,408)	(37,616)
Issuance of notes receivable	(3,135)	—
Principal reductions on notes receivable	3,392	384
Advances to joint venture	—	(22,250)
Other investing activities, net	(184)	(3,003)

Net cash used in investing activities	(24,335)	(62,485)

Cash flows from financing activities:
Proceeds from borrowing	271,304	28,500
Repayment of long-term debt	(56,786)	(16,130)
Payments to acquire treasury stock	(247,871)	(3,362)
Loan fees paid	(8,031)	—
Proceeds from sale of stock	7,921	5,127

Net cash provided by (used in) financing activities	(33,463)	14,135

Net increase (decrease) in cash and cash equivalents	1,123	(6,189)
Cash and cash equivalents, beginning of period	25,883	32,835

Cash and cash equivalents, end of period	$27,006	$26,646

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,373	$7,412

Cash paid for income taxes	$16,571	$15,467

Supplemental schedule of non-cash investing and financing activities:
Stock repurchase through issuance of note payable	$66,000
Sale of racetrack assets:
Carrying value of assets sold:
Current assets, other than cash	$380
Property and equipment, net	22,923
Goodwill	29,885
Other intangibles and long-term assets	3,770

	56,958
Note payable forgiven in exchange for racetrack assets	(66,000)
Pre-tax gain on sale	8,051

Operating cash sold (included in other investing activities)	$(991)

The accompanying notes are an integral part of these
consolidated condensed financial statements.

ANCHOR GAMING

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies:

Basis of Consolidation and Presentation

    Anchor Gaming ("Anchor," "the Company," "we," "our," and "us") is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations and gaming systems. The accompanying unaudited consolidated condensed financial statements include the accounts of Anchor Gaming and subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. and Anchor Partners, LLC are included in the consolidated financial statements as 80% and 51% consolidated subsidiaries, respectively.

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three and six month periods ended December 31, 2000 and 1999, cash flows for the six-month periods ended December 31, 2000 and 1999, and its financial position at December 31, 2000. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2000. The operating results for the three and six months ended December 31, 2000, and the cash flows for the six months ended December 31, 2000 are not necessarily indicative of the results that will be achieved in future periods.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
	(in thousands)
Revenues	$108,393	$76,053	$218,534	$153,830
Expenses	46,930	35,872	92,968	74,357
Operating income	61,463	40,181	125,566	79,473
Net income	62,654	41,613	128,124	81,460

    Depreciation expense for the Anchor-IGT Joint Venture was $7.2 million and $5.3 million for the quarters ended December 31, 2000, and December 31, 1999, respectively. For the six-month periods ended December 31, 2000, and December 31, 1999, depreciation expense was $13.9 million and $9.9 million, respectively.

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

    Revenue from the sale of gaming and systems equipment and related parts is recognized upon delivery and after customer acceptance. Revenue from sales of lottery, pari-mutuel and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

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

Earnings Per Share

    A reconciliation of net income and shares for basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended December 31, 2000			Three Months Ended December 31, 1999
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS:
Net Income	$5,223	15,841	$0.33	$15,288	23,985	$0.64
Effect of Dilutive Securities:
Options		530	(0.01)		481	(0.02)

Diluted EPS:
Net Income	$5,223	16,371	$0.32	$15,288	24,466	$0.62

	Six Months Ended December 31, 2000			Six Months Ended December 31, 1999
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS:
Net Income	$23,685	19,538	$1.21	$31,063	23,926	$1.30
Effect of Dilutive Securities:
Options		496	(0.03)		456	(0.03)

Diluted EPS:
Net Income	$23,685	20,034	$1.18	$31,063	24,382	$1.27

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

Reclassifications

    Certain amounts in the consolidated condensed financial statements for the three and six months ended December 31, 1999 have been reclassified to be consistent with the presentation used for the three and six months ended December 31, 2000.

Recently Issued Accounting Standards

    During the quarter ended September 30, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. The Company's use of derivatives was limited to an interest rate swap arrangement for a notional amount of $100 million that the Company entered into in fiscal 2000. During the quarter ended September 30, 2000, the Company recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000 and the Company does not believe that SFAS 133 will have a significant effect on its consolidated results of operations or financial position in future periods.

2. Business Segments

    The Company is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of two business units. These include the Anchor-IGT Joint Venture and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams and, to a lesser extent, sells gaming machines. Gaming operations are currently conducted primarily through four business units. These include the Colorado Central Station casino, the Colorado Grande casino and gaming machine route operations in both Nevada and Montana. The Company also has a 50% interest in a development contract and seven year management contract with the Pala Band of Mission Indians to develop and manage a casino currently under construction in Northern San Diego County, California that is presently expected to open in early Spring. The gaming systems segment consists of three business units. These are Automated Wagering International ("AWI"), an on-line lottery company; VLC Government, a company that provides gaming products to government-controlled gaming jurisdictions; and United Tote, a pari-mutuel wagering system company.

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
	(in thousands)
Revenues:
Gaming machines	$45,983	$36,543	$93,270	$77,078
Gaming operations	44,476	46,438	92,414	93,988
Gaming systems	41,606	48,181	85,523	87,535
Intercompany revenues	(751)	(467)	(1,143)	(904)

	$131,314	$130,695	$270,064	$257,697

Income (loss) from operations:
Gaming machines	$31,288	$16,836	$64,909	$35,386
Gaming operations	5,644	7,875	12,897	17,108
Gaming systems	(5,698)	5,255	(10,653)	9,269
General corporate expenses	(1,209)	(913)	(2,679)	(3,354)

	$30,025	$29,053	$64,474	$58,409

	December 31, 2000	June 30, 2000
	(in thousands)
Identifiable segment assets:
Gaming machines	$121,796	$111,882
Gaming operations	87,288	117,188
Gaming systems	189,248	182,945
Corporate	19,212	20,340
Unallocated intangibles	84,728	116,364

	$502,272	$548,719

3. Inventory

    Inventory, net of valuation reserves, is as follows:

	December 31, 2000	June 30, 2000
	(in thousands)
Manufacturing:
Raw materials	$5,013	$5,901
Work-in-process	977	1,593
Finished goods	8,152	7,740
Other finished goods	1,793	2,144

	$15,935	$17,378

4. Other Current Liabilities

    Other current liabilities are as follows:

	December 31, 2000	June 30, 2000
	(in thousands)
Labor, compensation and benefits	$9,113	$11,583
Interest expense	5,630	426
Gaming taxes	2,976	1,987
Commission and royalties	609	2,778
Billings in excess of costs and estimated earnings	978	3,129
Other accrued expenses	11,788	10,274

	$31,094	$30,177

5. Stock Purchase Transaction and Debt Issuance

    On October 17, 2000, Anchor acquired approximately 9.2 million shares of its common stock owned by its founder, Stan Fulton, and members of his family ("the Fulton family") for a purchase price of $33.306 per share. To fund this transaction, on October 17, 2000, Anchor completed the sale of $250 million of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10% and paid approximately $8 million in debt issue costs. The Notes require semi-annual interest payments in April and October and are guaranteed by all existing significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations, and (iv) certain dispositions of assets. We believe we are in compliance with the covenants at December 31, 2000. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to the Company.

    Anchor also amended its existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million.

    The purchase consideration for the shares was comprised of $240 million in cash and $66 million of 11% promissory notes that Stanley Fulton received for a portion of the shares he sold. The promissory notes were canceled through certain racetrack asset sales (see Note 6).

6. Racetrack Asset Sale Transactions

    In conjunction with the stock purchase transaction with the Fulton family, the Company sold Stanley Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the Company's 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of the Company's obligations under the promissory notes discussed previously. Anchor retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The sales were completed in December 2000. Anchor recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million.

7. Stock Split

    On November 15, 2000, Anchor completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. Information provided in the financial statements in this Quarterly Report on Form 10-Q has been adjusted to reflect the stock split.

8. Executive Compensation Agreements

    In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transactions adopted the Anchor Gaming 2000 Incentive Stock Plan and made grants of 1,150,000 options and 240,000 shares of restricted stock in addition to entering into employment agreements with key employees and officers of the Company. The Anchor Gaming 2000 Incentive Stock Plan was approved at the December 15, 2000 shareholder meeting. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 20% vested immediately and the remaining shares vest 5% per quarter over a four-year period. During the quarter the Company recognized $1,675,000 in selling, general and administrative expense associated with the restricted stock grant. The stock options were granted at a price greater than the fair market value on the date of grant. As such, the Company will not recognize an expense related to these options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report on Form 10-Q contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, Securities Act of 1933, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and other similar words. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. Although we believe that the expectations reflected in any of our forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in our forward-looking statements. These risks and uncertainties include, but are not limited to: risks of proprietary games such as pressure from competitors, changes in economic conditions, obsolescence, declining popularity of existing games, failure of new game ideas or concepts to become popular, duplication by third parties and changes in interest rates as they relate to the wide area progressive machine operations within our joint venture with IGT; competition in Colorado; our inability to improve the results of operations in the systems segment; we are subject to adverse determinations in pending litigation; we have obligations under agreements with the Pala Band of Mission Indians that subject us to joint venture risk, construction risk and sovereign immunity risk; and other factors described from time to time in our reports filed with the Securities and Exchange Commission, including our Form 10-K for the year ended June 30, 2000, as amended, and our Registration Statement on Form S-4, as amended, filed December 5, 2000. These reports may be obtained free of charge at the website of the Securities and Exchange Commission at http://www.sec.gov. We encourage the review of such reports.

Overview

    We are a diversified, global gaming company operating principally through three business segments:

  •
  Gaming Machines, which includes the design, development and distribution of proprietary gaming machines.

  •
  Gaming Operations, which includes the operations of two casinos in Colorado, slot machine routes in Nevada and Montana, and a 50% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that we expect to open in early Spring. In December 2000, we sold a racetrack and casino in New Mexico that historically had been included in this segment.

  •
  Gaming Systems, which includes the design, manufacture and sale of video gaming machines and central control systems and the design, manufacture, sale, installation and operation of on-line lottery systems and computerized pari-mutuel wagering systems.

    In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation and management of PALA, a $115 million casino and entertainment facility on the federally recognized Pala reservation in northern San Diego County, California. The management agreement is for a period of seven years commencing on the opening date of the casino facility, which we expect to be in early Spring. In addition to management fees, we will receive a development fee based on the actual total project cost. The Pala tribe secured a $100 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition of the financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. We will receive guarantee fees based primarily upon a percentage of the outstanding loan balance. The balance of the project cost will be financed through certain equipment financing activities.

Stock Purchase Transaction

    On October 17, 2000, we completed the acquisition of approximately 9.2 million shares of our common stock owned by the Fulton family for a purchase price of $33.306 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250 million of 9.875% senior subordinated notes ("the Notes") due October 2008 that were priced to yield 10%. We also amended our existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million.

    The purchase consideration for the shares was comprised of $240 million in cash and $66 million of 11% promissory notes that Stanley Fulton received for a portion of the shares sold. The promissory notes were canceled through certain racetrack asset sales (see below).

Racetrack Asset Sale Transactions

    In conjunction with the stock purchase transaction with the Fulton family, we sold Stanley Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes. We retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The sales were completed in December 2000. We recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million. The discussion of our operations includes Sunland Park Racetrack & Casino unless otherwise specified.

Revenues and Gross Margin

    The following table sets forth the percentage of our revenues attributable to each of our operating segments during the three and six month periods ended December 31, 2000 and 1999. The table also presents the gross margin of each of its operating segments for the same periods.

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Sources of Revenues:
Gaming machines	35.0%	27.9%	34.4%	29.8%
Gaming operations	33.7	35.3	34.1	36.3
Gaming systems	31.3	36.8	31.5	33.9

Total revenues	100.0%	100.0%	100.0%	100.0%

Gross Margin:
Gaming machines	87.4%	70.2%	87.4%	69.8%
Gaming operations	31.7	34.2	32.5	35.4
Gaming systems	29.0	41.9	29.3	44.1
Total consolidated gross margin	50.3	47.1	50.4	48.6

Quarter Ended December 31, 2000, Compared to Quarter Ended December 31, 1999

Gaming Machines

    The gaming machines segment accounted for 35% and 28% of total revenues during the three-month periods ended December 31, 2000 and 1999, respectively. Revenues for this segment were $45.9 million for the period ended December 31, 2000, an increase of $9.5 million from $36.4 million for the same period in the prior year. The increase in segment revenues can be attributed to a $10.8 million increase in equity earnings in the Anchor-IGT Joint Venture, which, for accounting purposes, are recorded net of expense, partially offset by decreases in gaming machine sales.

    Revenues from the Anchor-IGT Joint Venture increased $10.8 million, or 49%, from $22.1 million for the three months ended December 31, 1999 to $32.9 million for the same three-month period in the current year. At December 31, 2000 there were approximately 14,300 units, primarily Wheel of Fortune™, operating within the Anchor-IGT Joint Venture, compared to approximately 8,700 units at December 31, 1999. In October 2000, we introduced I Dream of Jeannie™. At December 31, 2000, there were 493 units of I Dream of Jeannie™ in the Anchor-IGT Joint Venture install base. As of the end of January 2001, the Anchor-IGT Joint Venture backlog exceeds 2,000, mostly I Dream of Jeannie™ and conversion kits.

    Revenues from stand-alone proprietary units increased $214,000, or 2%, for the three-month period ending December 30, 2000 compared to the same period in the prior year. Since December 31, 1999, our installed base of stand-alone proprietary units, without regard to the Anchor-IGT Joint Venture units, decreased approximately 10% to 3,600 units. Machine sales decreased $1.6 million, or 38%, as the Company has redirected its focus on the casino gaming market in favor of recurring revenue arrangements.

    Costs of gaming machines revenues were $5.8 million for the second fiscal quarter of 2001, a decrease of $5.1 million compared to the second fiscal quarter of 2000. This decrease was a result of the decline in machine sales as discussed above, a lower level of write-downs related to gaming machines within our stand-alone proprietary units operations, and an overall decrease in the royalty expense rate. The casino machine sales realized in previous years had a higher relative cost of sales than our current revenue mix.

    The gaming machines segment gross margin increased to 87% during the quarter ended December 31, 2000 from 70% in the corresponding prior-year period. Within the segment, in this period, gross margins were 99% for the Anchor-IGT Joint Venture (due to its accounting treatment under the equity method), 60% for the stand-alone proprietary units operating unit and 45% for machine sales.

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

Gaming Operations

    The gaming operations segment accounted for 34% and 35% of total revenues during the three-month periods ended December 31, 2000 and 1999, respectively. Revenues for this segment were $44.3 million for the period ended December 31, 2000, a decrease of $1.9 million from $46.2 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino, revenues in this segment increased slightly from $35.5 million to $36.1 million.

    Costs of gaming operations revenues were $30.2 million for the second quarter of fiscal 2001, a decrease of $175,000 or less than 1% from $30.4 million in the second quarter of fiscal 2000. Excluding Sunland Park Racetrack & Casino, cost of revenues in this segment increased $1.5 million, or 7%, to $24.0 million from $22.5 million. The increase is due primarily to increased costs of $1.0 million at our Colorado casinos resulting from increased competition. We expect another major competitor, the Hyatt, to open in Colorado late in 2001. The additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits.

    The gaming operations segment gross margin decreased to 32% during the quarter ended December 31, 2000 from 34% in the corresponding prior-year period. The decrease in gross margin is primarily due to increased costs in the Colorado casinos as a result of increased competition. Excluding Sunland Park Racetrack & Casino, the gross margin decreased to 33% from 37% in the prior-year period.

Gaming Systems

    The gaming systems segment accounted for 31% and 37% of total revenues during the three-month periods ended December 31, 2000 and 1999, respectively. Revenues for this segment were $41.1 million for the period ended December 31, 2000, a decrease of $7.0 million from $48.1 million for the same period in the prior year. The decrease from the same period in fiscal year 2000 is primarily due to decreases in AWI's international lottery revenues of $5.8 million. The December 1999 quarter included almost $5.0 million of revenue from a one-time sale in the West Indies. Domestic revenues increased approximately $1.3 million compared to the same quarter in the prior year, primarily due to the West Virginia lottery, which commenced operations in July 2000. VLC Government's revenues decreased $2.8 million in the current quarter compared to the same quarter in the prior year due primarily to a decrease in systems revenue partially offset by an increase in machine sales. United Tote's pari-mutuel systems revenues increased $698,000 compared to the prior year due to one-time sales in Argentina and Korea.

    Costs of gaming systems revenues were $29.2 million for the second quarter of fiscal 2001, an increase of $1.3 million from $27.9 million in the second quarter of fiscal 2000. The increase is due to a $2.3 million increase in domestic lottery costs partially offset by a $906,000 decrease in costs related to international lottery equipment sales. Costs of sales at VLC Government decreased $715,000 and costs of sales at United Tote slightly increased. The gross margin decreased from 42% during the quarter ended December 31, 1999 to 29% in the current period. The decrease in gross margin is due primarily to decreased margins on AWI domestic and international contracts and on VLC Government revenues. Typically, one-time international sales have higher margins than domestic revenues. As such, when domestic revenues increase as a percentage of total segment revenues, the gross margin declines.

    The systems segment has incurred losses in each of the two quarters in the current fiscal year. We believe that AWI can return to profitability through international expansion and domestic cost reduction. We believe VLC Government's operations will improve through increased sales to international jurisdictions and the reduction of costs through a restructuring plan that will be concluded by the end of our fiscal year. There can be no assurance that these actions will be successful, which may result in continued losses and the possible impairment of segment assets, including goodwill and intangible assets.

Other Costs

    Selling, general and administrative ("SG&A") expenses were $17.0 million for the quarter ended December 31, 2000, an increase of $1.7 million or 11% from the quarter ended December 31, 1999. SG&A expenses as a percentage of total revenue increased to 13% during the September 2000 quarter compared to 12% during the December 1999 quarter. This increase is attributable to $1.7 million in stock compensation expense recognized this quarter. In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transactions made grants of 240,000 shares of restricted stock. Of this grant, 20% vested immediately and the remaining shares vest 5% per quarter over a four-year period. Also included in SG&A during the current quarter is $500,000 in payroll costs related to the Fulton transactions. An SG&A increase of $751,000 in the systems segment was offset by decreases in the gaming machines and gaming operations segments as well as corporate. Sunland Park Racetrack & Casino's SG&A was flat during the current quarter as compared to the same quarter in the prior year.

    Research and development ("R&D") expenses were $3.4 million for the quarter ended December 31, 2000, a decrease of $1.2 million or 26% from the quarter ended December 31, 1999. The decrease is a result of reduced R&D expenses in both the gaming systems segment and the gaming machines segment. In addition to the R&D expenses reflected on our financial statements, R&D costs related to the

Anchor-IGT Joint Venture are accounted for on the books of the Anchor-IGT Joint Venture and are not included in the amounts disclosed as R&D in our financial statements.

    Depreciation and amortization expense was $15.6 million for the quarter ended December 31, 2000, an increase of $3.1 million or 25% from the quarter ended December 31, 1999. The increase in depreciation and amortization expense over the quarter ended December 31, 1999 is primarily related to capital expenditures related to the Florida Lottery as well as capital expenditures related to other domestic lottery jurisdictions. Excluding Sunland Park Racetrack & Casino, depreciation and amortization increased $3.3 million.

    Income from Operations.  As a result of the factors discussed above, income from operations was $30.0 million for the quarter ended December 31, 2000, an increase of $972,000 or 3% compared to the prior year. As a percentage of total revenues, income from operations increased slightly to 23% during the quarter ended December 31, 2000.

    Other Income (expense).  The $1.8 million net change in other expense for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999 is primarily attributable to the net effect of the $8.1 million pre-tax gain on the sale of racetrack assets, offset by a $6.9 million increase in interest expense. Of the increase in interest expense, $5.4 million is due to interest on the Notes and $1.0 million is due to interest recognized on the Fulton notes. The remaining difference is due to higher interest rates on the line of credit as well as the effect of interest capitalized in the prior-year quarter.

    Because we derived income from Sunland Park Racetrack & Casino until the time the transaction received regulatory approval and ultimately closed, we paid the seller interest on the promissory notes. For the quarter ended December 31, 2000, $1.0 million in interest was incurred on the promissory notes while the operations of Sunland Park Racetrack & Casino contributed $729,000 of pre-tax income. Other income increased primarily due to income related to our guarantee of the Pala line of credit.

    Income Tax Provision.  Excluding the effect of the sale of racetrack assets, the income tax provision was $7.9 million, for an effective tax rate of 39.5%. A tax provision of $15.0 million was recognized in conjunction with the sale of racetrack assets.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net income was $5.2 million for the quarter ended December 31, 2000, a decrease of $10.1 million. Diluted earnings per share of $0.32 for the quarter ended December 31, 2000 decreased $0.30 from the quarter ended December 31, 1999.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

Gaming Machines

    The gaming machines segment accounted for 34% and 30% of total revenues during the six-month periods ended December 31, 2000 and 1999, respectively. Revenues for this segment were $93.1 million for the period ended December 31, 2000, an increase of $16.2 million, or 21%, from $76.9 million for the same period in the prior year. The increase in segment revenues can be attributed to increased equity earnings in the Anchor-IGT Joint Venture, which, for accounting purposes, are recorded net of expense, partially offset by decreases in our non-joint venture, or stand-alone, proprietary units as well as decreases in machine sales.

    Revenues from the Anchor-IGT Joint Venture increased $23.3 million, or 53% from $43.9 million for the six months ended December 31, 1999 to $67.2 million for the same period in the current year. At December 31, 2000 there were approximately 14,300 units, primarily Wheel of Fortune™, operating within the Anchor-IGT Joint Venture, compared to approximately 8,700 units at December 31, 1999. In October 2000, we introduced I Dream of Jeannie™. At December 31, 2000, there were 493 units of I

Dream of Jeannie™ in the Anchor-IGT Joint Venture install base. As of the end of January 2001, the Anchor-IGT Joint Venture backlog exceeds 2,000, mostly I Dream of Jeannie™ and conversion kits.

    Revenues from stand-alone proprietary units decreased $193,000, or 1%, for the six-month period ending December 31, 2000 compared to the same period in the prior year. Since December 31, 1999, our installed base of stand-alone proprietary units, without regard to the Anchor-IGT Joint Venture units, decreased approximately 10%. Machine sales decreased $6.9 million, or 57%, as the company has redirected its focus on the casino gaming market in favor of recurring revenue arrangements.

    Costs of gaming machines revenues were $11.8 million for the six months ended December 31, 2000, a decrease of $11.4 million compared to the same period in fiscal 2000. This decrease was a result of the decline in machine sales as discussed above, a lower level of write-downs related to gaming machines within our stand-alone proprietary units operations, and decreases in royalty expenses as a result of decreased revenues from our stand-alone units and an overall decrease in the royalty expense rate. The machine sales realized in previous years had a higher relative cost of sales than our current revenue mix.

    The gaming machines segment gross margin increased to 87% during the six months ended December 31, 2000 from 70% in the corresponding prior-year period. Within the segment, in this period, gross margins were 99% for the Anchor-IGT Joint Venture (due to its accounting treatment under the equity method), 41% for the stand-alone proprietary units operating unit and 50% for machine sales.

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

Gaming Operations

    The gaming operations segment accounted for 34% and 36% of total revenues during the six-month periods ended December 31, 2000 and 1999, respectively. Revenues for this segment were $92.0 million for the period ended December 31, 2000, a decrease of $1.6 million, or 2%, from $93.6 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino, revenues in this segment were flat compared to the prior-year period.

    Costs of gaming operations revenues were $62.2 million for the first six months of fiscal 2001, an increase of $1.7 million or 3% from $60.4 million in the first six months of fiscal 2000. Excluding Sunland Park Racetrack & Casino, cost of revenues in this segment increased $2.8 million, or 6%, to $48.4 million from $45.6 million. The increase is due to increased costs at our Colorado casinos resulting from increased competition. We expect another major competitor, the Hyatt, to open in Colorado late in 2001. The additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits.

    The gaming operations segment gross margin decreased to 33% during the six months ended December 31, 2000 from 35% in the corresponding prior-year period. The decrease in gross margin is primarily due to increased costs in the Colorado casinos as a result of increased competition. Excluding Sunland Park Racetrack & Casino, the gross margin decreased to 33% from 37% in the prior-year period.

Gaming Systems

    The gaming systems segment accounted for 32% and 34% of total revenues during the six-month periods ended December 31, 2000 and 1999, respectively. Revenues for this segment were $85.0 million for the period ended December 31, 2000, a decrease of $2.3 million, or 3%, from $87.3 million for the same period in the prior year. The decrease from the same period in fiscal year 2000 is primarily due to decreases in AWI's international lottery revenues. The December 1999 period included almost $5.0 million of revenue from a one-time sale in the West Indies and $4.7 million related to a sale in Switzerland. These were partially offset by $2.0 million in sales related to Shanghai in the current period for a net decrease in international sales of $6.3 million. Compared to the six-month period ended December 31, 1999, domestic revenues increased $6.6 million in the current period, primarily due to the West Virginia lottery that commenced operations in July 2000, and, to a lesser extent, increased revenue related to the Indiana lottery. VLC Government's revenues decreased $3.2 million in the current six-month period compared to the same period in the prior year due primarily to a decrease in systems revenue partially offset by an increase in machine sales. United Tote's pari-mutuel systems revenues increased $913,000 compared to the prior year due to one-time sales in Argentina and Korea.

    Costs of gaming systems revenues were $60.1 million for the first six months of fiscal 2001, an increase of $11.3 million, or 23%, from $48.8 million in the first six months of fiscal 2000. The increase is due to a $7.5 million increase in domestic lottery costs as well as a $2.8 million increase in costs related to international lottery equipment sales. In addition, costs of sales at VLC Government increased $548,000 and costs of sales at United Tote increased $717,000. The gross margin decreased from 44% during the six months ended December 31, 1999 to 29% in the current period. The decrease in gross margin is due primarily to decreased margins on AWI domestic and international contracts and on VLC Government revenues. Typically, one-time international sales have higher margins than domestic sales. As such, when domestic sales increase as a percentage of total segment revenues, the gross margin declines.

    The systems segment has incurred losses in each of the two quarters in the current fiscal year. We believe that AWI can return to profitability through international expansion and domestic cost reduction. We believe VLC Government's operations will improve through increased sales to international jurisdictions and the reduction of costs through a restructuring plan that will be concluded by the end of the fiscal year. There can be no assurance that these actions will be successful, which may result in continued losses and the possible impairment of segment assets, including goodwill and intangible assets.

Other Costs

    SG&A expenses were $33.8 million for the six months ended December 31, 2000, a slight decrease from the six months ended December 31, 1999. SG&A expenses as a percentage of total revenue remained consistent with the prior-year period at 13%. Included in the current year period is $1.7 million in stock compensation expense discussed previously. Also included in SG&A during the current period is approximately $500,000 in payroll costs related to the Fulton transactions. Excluding these items and Sunland Park Racetrack & Casino, SG&A decreases totaling $4.1 million in the gaming machines segment, gaming operations segment and corporate were partially offset by an increase of $1.7 million in the gaming systems segment.

    R&D expenses were $7.1 million for the six months ended December 31, 2000, a decrease of $1.5 million or 18% from the six months ended December 31, 1999. The decrease is a result of reduced R&D expenses in both the gaming machines and the gaming systems segment. In addition to the R&D expenses reflected on our financial statements, R&D costs related to the Anchor-IGT Joint Venture are accounted for on the books of the Anchor-IGT Joint Venture and are not included in the amounts disclosed as R&D in our financial statements.

    Depreciation and amortization expense was $30.7 million for the six months ended December 31, 2000, an increase of $6.5 million or 27% from the six months ended December 31, 1999. The increase in depreciation and amortization expense over the prior-year period ended December 31, 1999 is primarily related to capital expenditures related to the Florida Lottery as well as capital expenditures related to other domestic lottery jurisdictions. Excluding Sunland Park Racetrack & Casino, depreciation and amortization increased $6.6 million.

    Income from Operations.  As a result of the factors discussed above, income from operations was $64.5 million for the six months ended December 31, 2000, an increase of $6.1 million or 10% as compared to the same period in the prior year. As a percentage of total revenues, income from operations increased slightly to 24% during the six months ended December 31, 2000 from 23% for the six months ended December 31, 1999.

    Other Income (expense).  The $861,000 net change in other expense for the six months ended December 31, 2000 as compared to the six months ended December 31, 1999 is primarily attributable to the net effect of an $8.1 million pre-tax gain on the sale of racetrack assets, offset by a $7.8 million increase in interest expense. Of the increase in interest expense, $5.4 million is due to interest on the Notes and $1.0 million is due to interest recognized on the Fulton notes. The remaining difference is due to higher interest rates on the line of credit as well as the effect of capitalized interest in the prior-year period.

    Because we derived income from Sunland Park Racetrack & Casino until the time the transaction received regulatory approval and ultimately closed, we paid the seller interest on the promissory notes. For the quarter ended December 31, 2000, $1.0 million in interest was incurred on the promissory notes while the operations of Sunland Park Racetrack & Casino contributed $729,000 of pre-tax income.

    Cumulative Effect of Change in Accounting Principle.  During the current period we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. Our use of derivatives has been limited to an interest rate swap arrangement for a notional amount of $100 million that we entered into in fiscal 2000. During the quarter ended September 30, 2000, we recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000 and we do not believe that SFAS 133 will have a significant effect on our consolidated results of operations or financial position in future periods.

    Income Tax Provision.  Excluding the effect of the sale of the racetrack assets, the income tax provision was $19.8 million, for an effective tax rate of 39.5%. A tax provision of $15.0 million was recognized in conjunction with the sale of racetrack assets.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net income was $23.7 million for the six months ended December 31, 2000, a decrease of $7.4 million, or 24%. Diluted earnings per share of $1.18 for the six months ended December 31, 2000 decreased $0.09, or 7%, from the six months ended December 31, 1999.

Liquidity and Capital Resources

    At December 31, 2000, we maintained $27.0 million in cash and cash equivalents, $30.1 million in working capital, and $135 million available under a revolving credit facility, compared with cash and equivalents at June 30, 2000 of $25.9 million, working capital of $47.2 million, and $76 million available under a revolving credit facility. To fund the acquisition of Powerhouse Technologies, Inc., in June 1999, we borrowed $210 million on a $300 million senior unsecured reducing revolving credit facility. In October 2000, we amended this credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. Amounts drawn on the senior credit facility bear interest at variable rates based on LIBOR plus an applicable margin or prime rate plus an applicable margin, at our option. All borrowings under the senior credit facility are due on June 30, 2004. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million. We have agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. We believe we are in compliance with applicable covenants at December 31, 2000.

    We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that both operations and draws on our senior credit facility will provide the capital needed for continued business growth.

    On October 17, 2000 we acquired approximately 9.2 million shares of our stock owned by the Fulton family, at $33.306 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250 million of 9.875% senior subordinated notes ("the Notes") due October 2008 that were priced to yield 10%. The Notes require semi-annual interest payments in April and October and are guaranteed by all significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations, and (iv) certain dispositions of assets. We believe we are in compliance with covenants at December 31, 2000. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to us.

    The purchase consideration for the shares included $240 million in cash and $66 million in promissory notes that Stanley Fulton received for a portion of the shares sold. The promissory notes were subsequently canceled through certain racetrack asset sales in December 2000 (see below).

    Racetrack Asset Sale Transactions.  In conjunction with the stock purchase transaction with the Fulton family, we entered into an agreement with Stanley Fulton to sell him substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the our 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes. We have retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. During the quarter ended December 2000, we recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million.

    Cash flows.  During the six months ended December 31, 2000, operating activities provided $58.9 million in cash flows on $23.7 million in net income, compared with $42.2 million in cash flows on $31.1 million in net income during the six months ended December 31, 1999. Net income in the six months ended December 31, 2000 included non-cash expenses (including depreciation and amortization) of approximately $34.6 million, offset by a non-cash gain on sale of subsidiary assets of $8.1 million. In the six months ended December 31, 1999, non-cash expenses totaled approximately $28.2 million. Also in the six months ended December 31, 2000, we recognized earnings in the Anchor-IGT Joint Venture that were approximately $2.6 million greater than cash distributions to us, compared with $3.9 million in the same six months in 1999. During the six months ended December 31, 2000, changes in working capital resulted in a net cash inflow of $11.2 million compared to a net outflow of $13.2 million in the same period of the prior year.

    Investing Activities and Capital Expenditures.  During the six months ended December 31, 2000, cash outflows for investing activities of $24.3 million were primarily related to the purchase and installation of assets for domestic lottery contracts in Florida, West Virginia and other jurisdictions, and to a lesser extent, purchases of gaming machines and equipment used in our gaming machines and gaming operations segments, and the manufacture and purchase of wagering equipment used in our pari-mutuel operations. We selectively pursue opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new state lottery contracts, depending on the size of the jurisdictions served, we may be required to secure additional funding for the related capital expenditures. In the six months ended December 31, 1999, cash outflows for investing activities of $62.5 million included $22.3 million invested in our joint venture with IGT. Other expenditures were primarily related to the purchase and installation of assets for domestic lottery contracts in Indiana, Florida, and Pennsylvania, and to a lesser extent, the purchase of gaming devices for use in our gaming machines segment.

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

    Stock Repurchase Program.  We have repurchased 140,000 shares since June 30, 2000, all during the quarter ended December 2000, that were not related to the stock repurchase transaction with the Fulton family. We have 1,502,000 authorized shares remaining under the most recently approved stock repurchase program.

    Working Capital Requirements.  In addition to cash requirements needed for the purchase and construction of capital equipment, we require working capital to finance customer receivables and inventory levels. At December 31, 2000, notes receivable from customers totaled $18.8 million compared with $19.7 million at June 30, 2000. Such receivables result primarily from gaming machine sales. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of our customer notes range from one to two years, with interest rates of up to 14%. Some international and domestic receivables have repayment periods of up to nine years.

    We continually seek opportunities to expand our gaming-oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming-oriented business and depending on the amount of funding required, we may be required to obtain additional financing.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

    We are exposed to market risk from changes in interest rates on our floating rate debt. The principal balance of floating rate debt at December 31, 2000, was $188 million. To reduce such risks, we may selectively use financial instruments. In fiscal 2000, we entered into an interest rate swap agreement for a notional amount of $100 million. The agreement called for us to swap our variable LIBOR rate (6.62% at September 30, 2000) for a fixed LIBOR rate of 5.93%. The variable LIBOR rate readjusted each quarter, and the agreement was cancelable by the bank after one year. The interest rate swap was canceled by the bank in October 2000.

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

    We do not have any cash or cash equivalents at December 31, 2000 that are subject to market risk based upon changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of December 31, 2000, we had accounts and notes receivable of $1.7 million denominated in Canadian currency and $600,000 denominated in Australian currency. These receivables are expected to be collected within 12 months. We also had cash in foreign bank accounts as of December 31, 2000, of which $770,000 was denominated in Canadian currency and $495,000 was denominated in Australian currency. We do not currently hedge against foreign currency risk.

Part II. Other Information

Item 1. Legal Proceedings

    On February 17, 2000, we filed a complaint in U. S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questions certain specified accounting practices that were used prior to the acquisition.

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

    In February 1999, we and the Joint Venture filed an action in U. S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of our secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against us and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon State circuit court against us and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. We believe Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon State circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    Several securities class action lawsuits have been filed against us and certain current and former officers and directors. The lawsuits were filed in various jurisdictions following the announcement in early December 1997 that our results for the December quarter might not meet analysts' expectations. The lawsuits have been brought on behalf of a purported class of purchasers of our stock and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned In re Anchor Gaming Securities Litigation, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgment in our favor. The consolidated state action, captioned Ryan, et al. v. Anchor Gaming, et al., Civil No. A383456, has been stayed by order of the court. Certain other actions have been transferred and/or dismissed. We believe that the claims are without merit, and intend to vigorously contest the lawsuits. We cannot presently state the nature of further proceedings, if any, in the state or federal actions.

    In addition to the specific legal proceedings described, we are a party to several routine lawsuits arising from normal operations. We do not believe that the outcome of such litigation will have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Stockholders

    On December 15, 2000, we held our annual meeting of stockholders in Las Vegas, Nevada. Based on the voting results below (adjusted for the stock split), the following persons were elected directors for a one-year term ending at the 2001 annual meeting: Stuart D. Beath, Richard R. Burt, Glen J. Hettinger, Thomas J. Matthews and Joseph Murphy.

For	Against
10,450,724	545,603

Stockholders also approved our 2000 Stock Incentive Plan and stock option and restricted stock grants to directors and executive officers. The results (adjusted for the stock split) were as follows:

For	Against	Abstain
4,875,402	4,854,671	16,562

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Reports on Form 8-K

    Current Report on Form 8-K dated December 22, 2000

  (b)
  Exhibits

    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ANCHOR GAMING (Registrant)
Date February 13, 2001	By:	/s/ THOMAS J. MATTHEWS Thomas J. Matthews Chief Executive Officer and President
Date February 13, 2001	By:	/s/ GEOFFREY A. SAGE Geoffrey A. Sage Chief Financial Officer and Treasurer
Date February 13, 2001	By:	/s/ DANIEL R. SICILIANO Daniel R. Siciliano Principal Accounting Officer and Corporate Controller

QuickLinks

  Part I. Financial Information
  Item 1. Financial Statements
ANCHOR GAMING CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
ANCHOR GAMING CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
ANCHOR GAMING CONSOLIDATED CONDENSED STATEMENTS OF INCOME (Unaudited)
ANCHOR GAMING CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
ANCHOR GAMING NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosure about Market Risk
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Stockholders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES