Form 10-Q
period 2001-03-31
ANCHOR GAMING
filed 2001-05-15
CIK 914923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Shares outstanding of each of the registrant's classes of common stock as of May 10, 2001:

Class	Outstanding as of May 10, 2001
Common stock, $0.005 par value	14,833,000

Anchor Gaming

Form 10-Q
Quarter Ended March 31, 2001

Index

Part I. Financial Information

Item 1. Financial Statements

ANCHOR GAMING

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2001	June 30, 2000
	(in thousands except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$23,378	$25,883
Accounts and notes receivable, net	38,407	43,959
Inventory, net	15,382	17,378
Other current assets	9,216	11,339

Total current assets	86,383	98,559
Property and equipment, net	129,693	200,976
Goodwill, net	16,247	117,218
Other intangible assets, net	32,467	50,766
Investments in unconsolidated affiliates	69,664	66,822
Other long-term assets	67,891	14,378

Total assets	$402,345	$548,719

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,616	$17,777
Current portion of long-term debt	686	1,524
Other current liabilities	45,732	32,035

Total current liabilities	58,034	51,336
Long-term debt, net of current portion	429,734	222,770
Minority interest in consolidated subsidiary	4,248	4,093

Total liabilities and minority interest in consolidated subsidiary	492,016	278,199

Stockholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2001 and June 30, 2000	—	—
Common stock, $0.005 par value, 50,000,000 shares authorized, 29,173,578 issued and 14,792,892 outstanding at March 31, 2001, 28,099,700 issued and 23,051,414 outstanding at June 30, 2000	146	140
Treasury stock at cost, 14,380,686 shares at March 31, 2001 and 5,048,286 at June 30, 2000	(429,214)	(115,342)
Additional paid-in capital	154,086	124,359
Deferred compensation	(5,710)	—
Retained earnings	191,021	261,363

Total stockholders' (deficit) equity	(89,671)	270,520

Total liabilities and stockholders' (deficit) equity	$402,345	$548,719

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,
	2001	2000
	(in thousands except share amounts)
Revenues:
Gaming machines	$45,184	$36,226
Gaming operations	34,846	46,823
Gaming systems	42,823	40,448

Total revenues	122,853	123,497

Costs of revenues:
Gaming machines	6,579	5,632
Gaming operations	22,926	31,529
Gaming systems	34,439	22,348

Total costs of revenues	63,944	59,509

Gross margin	58,909	63,988

Other costs:
Selling, general and administrative	15,365	16,294
Research and development	3,157	4,125
Depreciation and amortization	12,900	12,829
Impairment, restructuring and other	128,452	—

Total other costs	159,874	33,248

Income (loss) from operations	(100,965)	30,740

Other income (expense):
Interest income	579	521
Interest expense	(10,316)	(4,348)
Other income	23	53
Minority interest in earnings of consolidated subsidiary	(168)	(111)

Total other expense	(9,882)	(3,885)

Income (loss) before provision (benefit) for income taxes	(110,847)	26,855
Income tax provision (benefit)	(16,820)	10,842

Net income (loss)	$(94,027)	$16,013

Basic earnings (loss) per share	$(6.41)	$0.67

Weighted average shares outstanding	14,670	23,788

Diluted earnings (loss) per share	$(6.41)	$0.67

Weighted average common and common equivalent shares outstanding	14,670	24,076

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended March 31,
	2001	2000
	(in thousands except per share amounts)
Revenues:
Gaming machines	$138,241	$113,084
Gaming operations	123,810	136,943
Gaming systems	127,802	127,719

Total revenues	389,853	377,746

Costs of revenues:
Gaming machines	18,342	28,838
Gaming operations	81,384	88,520
Gaming systems	94,512	71,099

Total costs of revenues	194,238	188,457

Gross margin	195,615	189,289

Other costs:
Selling, general and administrative	49,203	50,381
Research and development	10,211	12,703
Depreciation and amortization	43,605	37,057
Impairment, restructuring and other	128,452	—

Total other costs	231,471	100,141

Income (loss) from operations	(35,856)	89,148

Other income (expense):
Interest income	1,812	1,533
Gain on sale of racetrack assets	8,051	—
Interest expense	(25,974)	(12,163)
Other income	142	260
Minority interest in earnings of consolidated subsidiary	(617)	(445)

Total other expense	(16,586)	(10,815)

Income (loss) before provision for income taxes	(52,442)	78,333
Income tax provision	18,024	31,258

Net income (loss) before cumulative effect of change in accounting principle	(70,466)	47,075
Cumulative effect of change in accounting principle, net of taxes of $81	124	—

Net income (loss)	$(70,342)	$47,075

Basic earnings (loss) per share, before cumulative effect of change in accounting principle	$(3.93)	$1.97
Cumulative effect of change in accounting principle	—	—

Basic earnings (loss) per share	$(3.93)	$1.97

Weighted average shares outstanding	17,915	23,880

Diluted earnings (loss) per share, before cumulative effect of change in accounting principle	$(3.93)	$1.94
Cumulative effect of change in accounting principle	—	—

Diluted earnings (loss) per share	$(3.93)	$1.94

Weighted average common and common equivalent shares outstanding	17,915	24,280

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended March 31,
	2001	2000
	(in thousands)
Net cash provided by operating activities	$82,443	$82,366

Cash flows from investing activities:
Expenditures for property and equipment and intangible assets	(30,941)	(54,687)
Issuance of notes receivable	(4,517)	(196)
Principal reductions on notes receivable	4,657	843
Advances to joint venture	—	(22,250)
Acquisition of subsidiary and other, net	(17,683)	(3,792)

Net cash used in investing activities	(48,484)	(80,082)

Cash flows from financing activities:
Proceeds from borrowing	294,937	48,500
Repayment of long-term debt	(88,908)	(34,797)
Payments to acquire treasury stock	(247,871)	(20,821)
Loan fees paid	(8,162)	—
Proceeds from sale of stock	13,540	5,156

Net cash used in financing activities	(36,464)	(1,962)

Net increase (decrease) in cash and cash equivalents	(2,505)	322
Cash and cash equivalents, beginning of period	25,883	32,835

Cash and cash equivalents, end of period	$23,378	$33,157

Supplemental disclosure of cash flow information:
Cash paid for interest	$12,884	$11,849

Cash paid for income taxes	$39,193	$20,143

Supplemental schedule of non-cash investing and financing activities:
Stock repurchase through issuance of note payable	$66,000
Sale of racetrack assets:
Carrying value of assets sold:
Current assets, other than cash	$380
Property and equipment, net	22,923
Goodwill	29,885
Other intangibles and long-term assets	3,770

	56,958
Note payable forgiven in exchange for racetrack assets	(66,000)
Pre-tax gain on sale	8,051

Operating cash sold (included in investing activities)	$(991)

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies:

Basis of Consolidation and Presentation

    Anchor Gaming ("Anchor," "the Company," "we," "our," and "us") is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations and gaming systems. The accompanying unaudited consolidated condensed financial statements include the accounts of Anchor Gaming and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. and Anchor Partners, LLC are included in the consolidated financial statements as 80% and 51% consolidated subsidiaries, respectively.

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations for the three and nine-month periods ended March 31, 2001 and 2000, cash flows for the nine-month periods ended March 31, 2001 and 2000, and its financial position at March 31, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2000. The operating results for the three and nine months ended March 31, 2001, and the cash flows for the nine months ended March 31, 2001 are not necessarily indicative of the results that will be achieved in future periods.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(in thousands)
Revenues	$122,556	$90,412	$341,090	$244,242
Expenses	55,171	41,912	148,139	116,269
Operating income	67,385	48,500	192,951	127,973
Net income	68,329	49,561	196,453	131,021

    Depreciation expense for the Anchor-IGT Joint Venture was $8.1 million and $6.3 million for the quarters ended March 31, 2001, and March 31, 2000, respectively. For the nine-month periods ended March 31, 2001, and March 31, 2000, depreciation expense was $21.9 million and $16.1 million, respectively.

Revenue Recognition

    In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payments to customers. Revenue derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements is recognized as it accrues. Revenue is normally recognized based on the Company's share of coins wagered, on its share of net winnings, or on the lease rate. Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates made to customers as part of the Company's customer loyalty programs.

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

    Systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts, which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts. Liquidated damages are expensed in the period in which they are determined to be probable and estimable.

Earnings (Loss) Per Share

    A reconciliation of net income (loss) and shares for basic and diluted earnings (loss) per share ("EPS") is as follows:

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS:
Net Income (Loss)	$(94,027)	14,670	$(6.41)	$16,013	23,788	$0.67
Effect of Dilutive Securities:
Options	—	—	—	—	288	—

Diluted EPS:
Net Income (Loss)	$(94,027)	14,670	$(6.41)	$16,013	24,076	$0.67

	Nine Months Ended March 31, 2001			Nine Months Ended March 31, 2000
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS:
Net Income (Loss)	$(70,342)	17,915	$(3.93)	$47,075	23,880	$1.97
Effect of Dilutive Securities:
Options					400	(.03)

Diluted EPS:
Net Income (Loss)	$(70,342)	17,915	$(3.93)	$47,075	24,280	$1.94

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

Reclassifications

    Certain amounts in the consolidated condensed financial statements as of March 31, 2000, and for the three and nine months ended March 31, 2000 have been reclassified to be consistent with the presentation used for the three and nine months ended March 31, 2001. See discussion of "Recently Issued Accounting Standards" below.

Recently Issued Accounting Standards

    During the quarter ended March 31, 2001, the Company adopted EITF No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The EITF requires that the Company recognize the estimated cost associated with its customer loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. All prior periods presented have been restated. There is no effect on net income.

    During the quarter ended September 30, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. The Company's use of derivatives was limited to an interest rate swap arrangement for a notional amount of $100 million that the Company entered into in fiscal 2000. During the quarter ended September 30, 2000, the Company recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

2.  Business Segments

    The Company is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of two business units: the Anchor-IGT Joint Venture and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams and, to a lesser extent, sells gaming machines. See Note 3 for discussion of discontinuance of sale of VLC slot machines to casinos. Gaming operations are currently conducted primarily through four business units. These include the Colorado Central Station casino, the Colorado Grande casino and gaming machine route operations in both Nevada and Montana. See Note 3 for discussion of the plan to sell the Montana Route assets. The Company also has a 68% interest in a development contract and seven-year management contract with the Pala Band of Mission Indians to develop and manage a casino in Northern San Diego County, California that opened on April 3, 2001. The gaming systems segment consists of three business units. These are Automated Wagering International ("AWI"), an on-line lottery company; VLC, a company that provides gaming products to government-controlled gaming jurisdictions; and United Tote, a pari-mutuel wagering system company.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(in thousands)
Revenues:
Gaming machines	$45,240	$36,294	$138,510	$113,372
Gaming operations	35,073	47,155	124,423	137,696
Gaming systems	43,145	40,601	128,668	128,136
Intercompany revenues	(605)	(553)	(1,748)	(1,458)

	$122,853	$123,497	$389,853	$377,746

Income (loss) from operations (a):
Gaming machines	$27,703	$21,210	$92,612	$56,596
Gaming operations	(2,959)	7,105	10,573	24,214
Gaming systems	(124,211)	3,698	(134,864)	12,967
General corporate expenses	(1,498)	(1,273)	(4,177)	(4,629)

	$(100,965)	$30,740	$(35,856)	$89,148

(a)
Included in loss from operations for the three and nine-month periods ended March 31, 2001, are impairment, restructuring and other charges of $2.8 million, $7.9 million and $117.5 million related to the gaming machines, gaming operations and gaming systems segments, respectively, as well as $255,000 related to corporate operations.

	March 31, 2001	June 30, 2000
	(in thousands)
Identifiable segment assets:
Gaming machines	$110,454	$111,882
Gaming operations	103,732	154,950
Gaming systems	143,807	261,547
Corporate	44,352	20,340

	$402,345	$548,719

3.  Impairment, Restructuring and Other

Impairment Charge

    During the third quarter of fiscal 2001, the Company, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), recorded an impairment charge of $119.3 million. This charge is composed of the elements below.

•
The first element is a charge of $111.4 million to adjust the carrying value of the Company's goodwill, intangible assets and property, plant and equipment at its AWI subsidiary to their fair values. The Company incurred significant operating losses at AWI in the first three quarters of fiscal 2001. During the third quarter of fiscal 2001, the following events occurred that changed the Company's projected cash flows from the operations of AWI:
•
Management concluded that AWI would not be awarded two significant European lottery contracts. The anticipated cash flows associated with these contracts were substantial and both lottery jurisdictions had made formal indications that the contracts would be awarded to AWI. The announcement that AWI would not be awarded the second of these contracts significantly changed the Company's strategies and resulted in a major restructuring of AWI's operations.
• A court ruled in February 2001 that AWI's contract with the Florida Lottery was null and void. AWI will likely have to renegotiate this contract with terms that are less favorable to the Company.
•
Management concluded that fiscal 2000 capital expenditures on certain lottery contracts will not generate the cash flows necessary to recover the net book value of these assets. Actual revenues on these lottery contracts have been much lower than the levels that were forecasted in the capital budgeting analyses for these projects.

The goodwill and intangible assets recorded in the acquisition of AWI were significant. The Company's policy is to review the recoverability of goodwill and intangible assets whenever impairment indicators are present. As a result of the events described above, the Company concluded that the cash flows associated with AWI would not be sufficient to recover the goodwill and intangible asset balances. Pursuant to SFAS 121, goodwill and intangible assets were allocated to the AWI assets that were being tested for recoverability on a pro-rata basis using their relative fair values. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of the AWI assets.

As a result of the impairment charge, depreciation and amortization related to the impaired assets is expected to decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets.
•
The second element is a charge of $7.9 million to adjust the carrying value of the Montana Route assets to net realizable value at March 31, 2001. In the third quarter of fiscal 2001, management of the Company committed to a plan to sell these assets. The fair value of the assets was determined based upon a discounted cash flow analysis. The Company will not depreciate or amortize any of the long-term assets of the Montana Route while they are held for disposal. For the quarters ended March 31, 2001 and 2000, the operations of the Montana Route contributed the following amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(in thousands)

Revenues	$5,073	$5,229	$14,963	$15,479
Expenses	4,777	4,939	13,759	14,407
Operating income	296	290	1,204	1,072
Net income	187	174	734	640

Restructuring and Other Charges

    In the third quarter of fiscal 2001, the Company commenced a restructuring plan (primarily at AWI) and recorded restructuring and other charges of $9.2 million. The major components of the charge relate to the consolidation of operations within existing facilities, the termination of certain contracts for leases and consulting, and the elimination of positions. Management of the Company believes that all activities under the restructuring plan will be completed by the end of calendar 2001.

    A restructuring charge of $6.7 million includes charges related to termination benefits for certain executives that were terminated from AWI as well as charges relating to severance packages for approximately 100 employees in the AWI, VLC and Anchor Games subsidiaries. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. In March 2001, the Company announced plans to close AWI's corporate headquarters in Atlanta, Georgia and relocate some of these functions to its facility in Clifton, New Jersey. The charge to earnings for the severance packages of the Atlanta employees will be recorded in the June 2001 quarter, as employees will have made decisions relative to the separation offers by the end of fiscal 2001.

    Contractual exit cost charges relate to the Company's non-cancelable obligations for lease and consulting contracts. The Company's lease obligations have been reduced by an estimate of sublease income. Also in the third quarter of fiscal 2001, the Company has decided to terminate certain AWI consulting contracts in the technical development area. Other charges of $2.4 million consist of inventory write-downs related to the Company's decision to terminate the sale of VLC slot machines to casinos after September 2001.

    A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

	Asset Impairment Charges	Separation Costs	Contractual Exit Costs	Other	Total
	(in thousands)
Charge	$119,330	$2,160	$4,517	$2,445	$128,452
Cash expenditures	—	(1,203)	(146)	—	(1,349)
Noncash charges	(119,330)	(255)	(125)	(2,445)	(122,155)

Accrual balance March 31, 2001	$—	$702	$4,246	$—	$4,948

4.  Inventory

    Inventory, net of valuation reserves, is as follows:

	March 31, 2001	June 30, 2000
	(in thousands)
Manufacturing:
Raw materials	$3,566	$5,901
Work-in-process	684	1,593
Finished goods	9,930	7,740
Other finished goods	1,202	2,144

	$15,382	$17,378

5.  Other Current Liabilities

    Other current liabilities are as follows:

	March 31, 2001	June 30, 2000
	(in thousands)
Labor, compensation and benefits	$9,461	$11,583
Interest expense	12,454	426
Gaming taxes	2,672	1,987
Commission and royalties	1,108	2,778
Billings in excess of costs and estimated earnings	750	3,129
Income tax payable	—	1,858
Accrued restructuring expense	4,948	—
Other accrued expenses	14,339	10,274

	$45,732	$32,035

6.  Commitments and Contingencies

    On February 17, 2000, the Company filed a complaint in U. S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questioned certain specified accounting practices that were used prior to the acquisition. On February 13, 2001, the Company dismissed the action.

    In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. By a decision rendered July 22, 1999, the First District Court of Appeal affirmed the order of the Lottery, awarding a contract to AWI.

    Subsequent to the execution of the amended contract between AWI and the Florida Lottery in March 1999, GTECH Corporation amended the complaint. On January 28, 2000, the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into in March 1999, between the Florida Lottery and AWI, on the grounds that, among other things, the amended contract is materially different from the request for proposal and the proposal which AWI submitted. The Circuit Court's order declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida

Lottery took an appeal on February 2, 2000, effecting an automatic stay of the Circuit Court's order. AWI took an appeal on February 10, 2000. On February 28, 2001, the First District Court of Appeal, by a 2-1 majority, affirmed the order of the Circuit Court. Both AWI and the Florida Lottery have petitioned the Court for a rehearing. Those petitions are presently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. The Company will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that the Company's AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to the Company.

    In February 1999, the Company and the Joint Venture filed an action in U. S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of the Company's secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against the Company and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon State circuit court against the Company and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. The Company believes Acres' counterclaim and state circuit court lawsuit are without merit and intends to vigorously contest the claims. The Oregon State circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    Several securities class action lawsuits were filed against the Company and certain current and former officers and directors. The lawsuits were filed in various jurisdictions following the announcement in early December 1997 that the Company's results for the December quarter might not meet analysts' expectations. The lawsuits were brought on behalf of a purported class of purchasers of the Company's stock and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned In re Anchor Gaming Securities Litigation, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgment in the Company's favor. The consolidated state action, captioned Ryan, et al. v. Anchor Gaming, et al., Civil No. A383456, was dismissed by Order of the Court dated January 24, 2001.

    In addition to the specific legal proceedings described, the Company is a party to several routine lawsuits arising from normal operations. The Company does not believe that the outcome of such litigation will have a material adverse effect on its consolidated financial statements.

7.  Stock Purchase Transaction and Debt Issuance

    On October 17, 2000, Anchor acquired approximately 9.2 million shares of its common stock owned by its founder, Stan Fulton, and members of his family (the "Fulton family") for a purchase price of $33.306 per share. To fund this transaction, on October 17, 2000, Anchor completed the sale of $250 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10% and paid approximately $8 million in debt issue costs. The Notes require semi-annual interest payments in April and October and are guaranteed by all of Anchor's existing significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations; and (iv) certain dispositions of assets. We believe we are in compliance with the covenants at March 31, 2001. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to the Company. Because of the magnitude of the impairment, restructuring and other charges (see Note 3) and their effect on these debt covenants, the Company will not have the ability to repurchase stock, make certain investments and pay dividends until the Company exceeds certain accumulated profit thresholds. Management believes these levels will be attained around March 2002.

    Anchor also amended its existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million.

    The purchase consideration for the shares comprised $240 million in cash and $66 million of 11% promissory notes that Stanley Fulton received for a portion of the shares he sold. The promissory notes were canceled in the racetrack asset sale transaction (see Note 8).

8.  Racetrack Asset Sale Transactions

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

9.  Stock Split

    On November 15, 2000, Anchor completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. Information provided in the financial statements in this Quarterly Report on Form 10-Q has been adjusted to reflect the stock split.

10. Executive Compensation Agreements

    In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transactions adopted the Anchor Gaming 2000 Stock Incentive Plan and made grants of 1,150,000 options and 240,000 shares of restricted stock in addition to entering into employment agreements with key employees and officers of the Company. The Anchor Gaming 2000 Incentive Stock Plan was approved at the December 15, 2000 shareholder meeting. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 20% vested immediately, and the remaining shares vest 5% per quarter over a four-year period. During the quarter and nine months ended March 31, 2001, the Company recognized $399,000 and $2,074,000, respectively, in selling, general and administrative expense associated with the restricted stock grant. The stock options were granted at a price greater than the fair market value on the date of grant. As such, the Company will not recognize an expense related to these options.

11. Purchase of Additional Interest in the Pala Development and Management Fees

    In the quarter ended March 31, 2001, the Company purchased an additional interest in the development and management fees derived from the operation of the Pala Casino. The Company purchased an entity that had contractual rights to 18% of the development and management fees. The Company now maintains a 68% interest in these fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report on Form 10-Q contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended, the Securities Act of 1933, as amended, and other applicable securities laws. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and other similar words. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. Although we believe that the expectations reflected in any of our forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in our forward-looking statements. These risks and uncertainties include, but are not limited to: risks regarding future charges for impairment, restructuring and other charges; the risk that we may not meet our projected financial results for the fourth quarter of fiscal 2001 or fiscal 2002; risks of proprietary games such as pressures from competitors, changes in economic conditions, obsolescence, declining popularity of existing games, failure of new game ideas or concepts to become popular, duplication by third parties and changes in interest rates as they relate to the wide area progressive machine operations within our joint venture with IGT; general changes in economic conditions; our ability to improve results of operations in our gaming systems segment; our ability to achieve the cost reductions associated with the restructuring; reduced lottery sales in lottery jurisdictions where AWI has lottery contracts; our ability to keep or renew existing lottery contracts; competition in Colorado that could adversely affect our Colorado casinos; our ability to generate sales of new video lottery central control systems and video lottery terminals; we are subject to adverse determination in pending litigation with Acres Gaming relative to our proprietary games' intellectual property; we are subject to adverse determination in pending litigation between GTECH Holdings and the Florida Lottery relative to our Florida Lottery contract; we have obligations under agreements with the Pala Band of Mission Indians that subject us to joint venture risk, construction risk and sovereign immunity risk; risk that initial results from the Pala Casino cannot be sustained over the long-term; and other factors described from time to time in our reports filed with the Securities and Exchange Commission, including our Form 10-K for the year ended June 30, 2000, as amended, our Registration Statement on Form S-4, as amended, filed December 5, 2000, and our Reports on Form 10-Q for the quarters ended September 30, 2000, and December 31, 2000. These reports may be obtained free of charge at the website of the Securities and Exchange Commission at http://www.sec.gov. We encourage the review of such reports.

Overview

    We are a diversified, global gaming company operating principally through three business segments:

  •
  Gaming Machines, which includes the design, development and distribution of proprietary gaming machines under recurring revenue models.
  •
  Gaming Operations, which includes the operations of two casinos in Colorado, slot machine routes in Nevada and Montana (held-for-sale asset), and a 68% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that opened on April 3, 2001. In December 2000, we sold a racetrack and casino in New Mexico that historically had been included in this segment.
  •
  Gaming Systems, which includes the design, manufacture and sale of video gaming machines and central control systems and the design, manufacture, sale, installation and operation of on-line lottery systems and computerized pari-mutuel wagering systems.

    In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation and management of PALA, a $115 million casino and entertainment facility on the federally recognized Pala reservation in northern San Diego County, California. The management agreement is for a period of seven years commencing on the opening date of the casino facility, which was April 3, 2001. In addition to management fees, we will receive a development fee based on the actual total project cost. The Pala tribe secured a $100 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition of the financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. We will receive guarantee fees based primarily upon a percentage of the outstanding loan balance. The balance of the project cost has been financed through certain equipment financing activities.

Stock Purchase Transaction

    On October 17, 2000, we completed the acquisition of approximately 9.2 million shares of our common stock owned by the Fulton family for a purchase price of $33.306 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10%. We also amended our existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million.

    The purchase consideration for the shares comprised $240 million in cash and $66 million of 11% promissory notes that Stanley Fulton received for a portion of the shares sold. The promissory notes were canceled in the racetrack asset sale transaction discussed below.

Racetrack Asset Sale Transactions

    In conjunction with the stock purchase transaction with the Fulton family, we sold Stanley Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes. We retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. We completed the sales in December 2000. We recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million. The discussion of our operations includes Sunland Park Racetrack & Casino unless otherwise specified.

Impairment, Restructuring and Other

  Impairment Charge

    During the third quarter of fiscal 2001, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), we recorded an impairment charge of $119.3 million. This charge is composed of the elements below.

•
The first element is a charge of $111.4 million to adjust the carrying value of the goodwill, intangible assets and property, plant and equipment at our AWI subsidiary to their fair values. We incurred significant operating losses at AWI in the first three quarters of fiscal 2001. During the third quarter of fiscal 2001, the following events occurred that changed our projected cash flows from the operations of AWI:
•
We concluded that AWI would not be awarded two significant European lottery contracts. The anticipated cash flows associated with these contracts were substantial and both lottery jurisdictions had made formal indications that the contracts would be awarded to AWI. The announcement that AWI would not be awarded the second of these contracts significantly changed our strategies and resulted in a major restructuring of AWI's operations.
• A court ruled in February 2001 that AWI's contract with the Florida Lottery was null and void. AWI will likely have to renegotiate this contract with terms that are less favorable to the Company.
•
We concluded that fiscal 2000 capital expenditures on certain lottery contracts will not generate the cash flows necessary to recover the net book value of these assets. Actual revenues on these lottery contracts have been much lower than the levels that were forecasted in the capital budgeting analyses for these projects.

The goodwill and intangible assets recorded in the acquisition of AWI were significant. Our policy is to review the recoverability of goodwill and intangible assets whenever impairment indicators are present. As a result of the events described above, we concluded that the cash flows associated with AWI would not be sufficient to recover the goodwill and intangible asset balances. Pursuant to SFAS 121, goodwill and intangible assets were allocated to the AWI assets that were being tested for recoverability on a pro-rata basis using their relative fair values. As quoted market prices were not available, the present value of estimated future cash flows was used to estimate the fair value of the AWI assets.

As a result of the impairment charge, we expect that annual depreciation and amortization expense will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets.
•
The second element is a charge of $7.9 million to adjust the carrying value of the Montana Route assets to net realizable value at March 31, 2001. In the third quarter of fiscal 2001, we committed to a plan to sell these assets. The fair value of the assets was determined based upon a discounted cash flow analysis. We will not depreciate or amortize any of the long-term assets of the Montana Route while they are held for disposal. For the quarters ended March 31, 2001 and 2000, the operations of the Montana Route contributed the following amounts:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
	(in thousands)
Revenues	$5,073	$5,229	$14,963	$15,479
Expenses	4,777	4,939	13,759	14,407
Operating income	296	290	1,204	1,072
Net income	187	174	734	640

  Restructuring and Other Charges

    In the third quarter of fiscal 2001, we commenced a restructuring plan (primarily at AWI) and recorded restructuring and other charges of $9.2 million. The major components of the charge relate to the consolidation of operations within existing facilities, the termination of certain contracts for leases and consulting, and the elimination of positions. We believe that all activities under the restructuring plan will be completed by the end of calendar 2001.

    A restructuring charge of $6.7 million includes charges related to termination benefits for certain executives that were terminated from AWI as well as charges relating to severance packages for approximately 100 employees in our AWI, VLC and Anchor Games subsidiaries. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. In March 2001, we announced plans to close AWI's corporate headquarters in Atlanta, Georgia and relocate some of these functions to our facility in Clifton, New Jersey. The charge to earnings for the severance packages of the Atlanta employees will be recorded in the June 2001 quarter, as employees will have made decisions relative to the separation offers by the end of fiscal 2001.

    Contractual exit cost charges relate to our non-cancelable obligations for lease and consulting contracts. Our lease obligations have been reduced by an estimate of sublease income. Also in the third quarter of fiscal 2001, we have decided to terminate certain AWI consulting contracts in the technical development area. Other charges of $2.4 million consist of inventory write-downs related to our decision to terminate the sale of VLC slot machines to casinos after September 2001.

    A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

	Asset Impairment Charges	Separation Costs	Contractual Exit Costs	Other	Total
	(in thousands)
Charge	$119,330	$2,160	$4,517	$2,445	$128,452
Cash expenditures	—	(1,203)	(146)	—	(1,349)
Noncash charges	(119,330)	(255)	(125)	(2,445)	(122,155)

Accrual balance March 31, 2001	$—	$702	$4,246	$—	$4,948

Revenues and Gross Margin

    The following table sets forth the percentage of our revenues attributable to each of our operating segments during the three and nine-month periods ended March 31, 2001 and 2000. The table also presents the gross margin of each of our operating segments for the same periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Sources of Revenues:
Gaming machines	36.8%	29.3%	35.5%	29.9%
Gaming operations	28.4	37.9	31.7	36.3
Gaming systems	34.8	32.8	32.8	33.8

Total revenues	100.0%	100.0%	100.0%	100.0%

Gross Margin:
Gaming machines	85.4%	84.5%	86.7%	74.5%
Gaming operations	34.2	32.7	34.3	35.4
Gaming systems	19.6	44.7	26.0	44.3
Total consolidated gross margin	48.0%	51.8%	50.2%	50.1%

Quarter Ended March 31, 2001, Compared to Quarter Ended March 31, 2000

Gaming Machines

    The gaming machines segment accounted for 37% and 29% of total revenues during the three-month periods ended March 31, 2001 and 2000, respectively. Revenues for this segment were $45.2 million for the period ended March 31, 2001, an increase of $9.0 million from $36.2 million for the same period in the prior year. The increase in segment revenues can be attributed to a $9.1 million increase in equity earnings in the Anchor-IGT Joint Venture, which, for accounting purposes, are recorded net of expense, partially offset by decreases in revenues from stand-alone proprietary units.

    Revenues from the Anchor-IGT Joint Venture increased $9.1 million, or 36%, from $25.7 million for the three months ended March 31, 2000 to $34.9 million for the same three-month period in the current year. At March 31, 2001 there were approximately 15,400 units, including 6,800 traditional Wheel of Fortunes®, 4,750 Video Wheel of Fortunes®, more than 1,300 I Dream of Jeannies™, and more than 1,800 conversions, compared to approximately 10,200 units at March 31, 2000. On April 24, 2001, we announced additional agreements related to the joint venture. First, the new agreements provide for the co-development of seven new wheel games based upon famous themes. The second item allows the companies to extend the licensing agreement for Wheel of Fortune® themed slot machines for an additional year through 2006. In October 2000, we introduced I Dream of Jeannie™. At March 31, 2001, there were approximately 1,300 units of I Dream of Jeannie™ in the Anchor-IGT Joint Venture install base. As of the end of March 2001, the Anchor-IGT Joint Venture backlog exceeds 1,000 units, including 400 I Dream of Jeannies™ and the balance conversion kits.

    Revenues from stand-alone proprietary units decreased $924,000, or 10%, for the three-month period ending March 31, 2001 compared to the same period in the prior year. Since March 31, 2000, our installed base of stand-alone proprietary units, without regard to the Anchor-IGT Joint Venture units, decreased approximately 12% to 3,500 units. Machine sales increased $732,000, or 46%. As of September 30, 2001, the Company will discontinue the sale of gaming machines in this segment to focus entirely on recurring revenue arrangements.

    Costs of gaming machines revenues were $6.6 million for the third fiscal quarter of 2001, an increase of $947,000 compared to the third fiscal quarter of 2000. This increase was a result of the increase in machine sales as discussed above and other costs related to proprietary games.

    The gaming machines segment gross margin remained consistent during the quarter ended March 31, 2001, when compared to the corresponding prior-year period. Within the segment, in this period, gross margins were 99% for the Anchor-IGT Joint Venture (due to its accounting treatment under the equity method) and 40% for the stand-alone proprietary units operating unit and machine sales combined.

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

Gaming Operations

    The gaming operations segment accounted for 28% and 38% of total revenues during the three-month periods ended March 31, 2001 and 2000, respectively. Revenues for this segment were $34.8 million for the period ended March 31, 2001, a decrease of $12.0 million from $46.8 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino, revenues in this segment increased slightly from $34.1 million to $34.8 million.

    Costs of gaming operations revenues were $22.9 million for the second quarter of fiscal 2001, a decrease of $8.6 million or 27.3% from $31.5 million in the second quarter of fiscal 2000. Excluding Sunland Park Racetrack & Casino, cost of revenues in this segment increased 3%, to $22.9 million from $22.3 million. We expect another major competitor, the Hyatt, to open in Black Hawk, Colorado, late in 2001. The additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits.

    The gaming operations segment gross margin increased during the quarter ended March 31, 2001 to 34% from 33% in the prior-year quarter. Excluding Sunland Park Racetrack & Casino, the gross margin decreased to 34% from 35% in the prior-year period. The decrease in gross margin is primarily due to decreased margins at the Colorado casinos as a result of increased competition.

    In the quarter ended March 31, 2001, we purchased an additional interest in the development and management fees derived from the operation of the Pala Casino. We purchased an entity that had contractual rights to 18% of the development and management fees. We now maintain a 68% interest in these fees. We believe that our share of the management and development fees from the operation of the Pala Casino will be material to our gaming operations segment over the next twelve months. We believe our June 2001 quarter contribution may be lower than subsequent quarters due to the recognition of pre-opening expenses in the June 2001 quarter.

Gaming Systems

    The gaming systems segment accounted for 35% and 33% of total revenues during the three-month periods ended March 31, 2001 and 2000, respectively. Revenues for this segment were $42.8 million for the period ended March 31, 2001, an increase of $2.4 million from $40.4 million for the same period in the prior year. The increase from the same period in fiscal year 2000 is primarily due to increases in AWI's domestic lottery revenues of $2.6 million as well as an increase of $1.0 million in VLC revenues, partially offset by an $884,000 decrease in AWI's international lottery revenues. The increase in AWI's domestic lottery revenues is primarily due to the Pennsylvania and West Virginia lotteries. The West Virginia lottery commenced operations in July 2000. VLC's revenues increased compared to the same quarter in the prior year due primarily to an increase in parts sales. United Tote's pari-mutuel systems revenues decreased $221,000 compared to the prior year.

    Costs of gaming systems revenues were $34.4 million for the third quarter of fiscal 2001, an increase of $12.1 million from $22.3 million in the third quarter of fiscal 2000. The increase is due to an $11.0 million increase in domestic lottery costs as well as a $1.4 million increase in costs related to international lottery equipment sales. Included in AWI's domestic costs of revenues is $4.2 million related to inventory write-downs and a provision for a contractual dispute. Costs of sales at VLC were consistent with the prior-year period and costs of sales at United Tote slightly decreased. The gross margin decreased from 45% during the quarter ended March 31, 2000 to 20% in the current period. The decrease in gross margin is due primarily to decreased margins on AWI contracts, primarily due to the inventory write-downs and the contractual dispute.

    The gaming systems segment has incurred losses in each of the three quarters in the current fiscal year. As discussed previously, we recorded substantial charges related to the impairment of the systems segment during the quarter. In the third quarter of fiscal 2001, we commenced a restructuring plan focused on the gaming systems segment. The major components of the plan include the elimination of certain facilities and certain positions and the termination of certain contractual arrangements. We believe that all activities under the restructuring plan will be completed by the end of calendar 2001.

    We estimate that the impairment charges and the restructuring plan will result in annualized cost reductions of at least $15 million. Most of these savings are due to reduced depreciation and amortization. We may incur additional restructuring charges in the fourth quarter of fiscal 2001. There can be no assurance that the restructuring plan will be successful and that the systems segment will return to profitability.

Other Costs

    Selling, general and administrative ("SG&A") expenses were $15.4 million for the quarter ended March 31, 2001, a decrease of $929,000 or 6% from the quarter ended March 31, 2000. SG&A expenses as a percentage of total revenue remained consistent at 13% during the March 2001 quarter compared to the March 2000 quarter. Excluding the Sunland Park Racetrack & Casino operations, SG&A decreased $233,000. Decreases in corporate SG&A were offset by an SG&A increase of $246,000 in the machines segment.

    Research and development ("R&D") expenses were $3.2 million for the quarter ended March 31, 2001, a decrease of $1.0 million or 23% from the quarter ended March 31, 2000. The decrease is a result of reduced R&D expenses in both the gaming systems segment and the gaming machines segment. In addition to the R&D expenses reflected on our financial statements, R&D costs accounted for on the books of the Anchor-IGT Joint Venture are not included in the amounts disclosed as R&D in our financial statements.

    Depreciation and amortization expense was $12.9 million for the quarter ended March 31, 2001, which is consistent with the quarter ended March 31, 2000, and a $2.7 million decrease from the quarter ended December 31, 2000. The decrease in depreciation and amortization expense from the quarter ended December 31, 2000 is primarily related to the impairment of assets discussed previously. These assets became impaired during the quarter and from that time forward the depreciation and amortization was recorded on the revised basis. Excluding Sunland Park Racetrack & Casino, depreciation and amortization increased $925,000 compared to the same period in the prior year. As a result of the impairment, we expect that annual depreciation and amortization expense will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets.

    Income from Operations.  As a result of the factors discussed above, loss from operations was $101.0 million for the quarter ended March 31, 2001, compared to income from operations of $30.7 million in the prior-year period. Included in the current quarter loss was $128.5 million in impairment, restructuring and other charges.

    Other Income (Expense).  The $6.0 million net change in other expense for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000 is attributable to the $6.0 million increase in interest expense. The increase in interest expense is related to $6.5 million interest on the Notes offset by a decrease in interest on the line of credit. The decrease in the line of credit interest is due to a lower average balance.

    Income Tax Provision.  The tax benefit in the current quarter was $16.8 million. Excluding the effect of the asset impairments, restructuring and other charges, the income tax provision was $7.0 million, for an effective tax rate of 39.5%.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net loss was $94.0 million for the quarter ended March 31, 2001, compared to net income of $16.0 million in the prior-year period. Diluted loss per share of $6.41 for the quarter ended March 31, 2001, compares unfavorably to diluted earnings per share of $0.67 for the quarter ended March 31, 2000.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended March 31, 2000

Gaming Machines

    The gaming machines segment accounted for 36% and 30% of total revenues during the nine-month periods ended March 31, 2001 and 2000, respectively. Revenues for this segment were $138.2 million for the period ended March 31, 2001, an increase of $25.2 million, or 22%, from $113.1 million for the same period in the prior year. The increase in segment revenues can be attributed to increased equity earnings in the Anchor-IGT Joint Venture, which, for accounting purposes, are recorded net of expense, partially offset by decreases in our non-joint venture, or stand-alone, proprietary units as well as decreases in machine sales.

    Revenues from the Anchor-IGT Joint Venture increased $32.4 million, or 47% from $69.6 million for the nine months ended March 31, 2000 to $102.0 million for the same period in the current year. At March 31, 2001 there were approximately 15,400 units, including 6,800 traditional Wheel of Fortunes®, 4,750 Video Wheel of Fortunes®, more than 1,300 I Dream of Jeannies™, and more than 1,800 conversions, compared to approximately 10,200 units at March 31, 2000. On April 24, 2001, we announced additional agreements related to the joint venture. First, the new agreements provide for the co-development of seven new wheel games based upon famous themes. The second item allows the companies to extend the licensing agreement for Wheel of Fortune® themed slot machines for an additional year through 2006. In October 2000, we introduced I Dream of Jeannie™. At March 31, 2001, there were approximately 1,300 units of I Dream of Jeannie™ in the Anchor-IGT Joint Venture install base. As of the end of January 2001, the Anchor-IGT Joint Venture backlog exceeds 1,000 units, including 400 I Dream of Jeannies™ and the balance conversion kits.

    Revenues from stand-alone proprietary units decreased $1.1 million, or 4%, for the nine-month period ending March 31, 2001 compared to the same period in the prior year. Since March 31, 2000, our installed base of stand-alone proprietary units, without regard to the Anchor-IGT Joint Venture units, decreased approximately 12%. Machine sales decreased $6.2 million, or 45%. As of September 30, 2001, the Company will discontinue the sale of gaming machines in this segment to focus entirely on recurring revenue arrangements.

    Costs of gaming machines revenues were $18.3 million for the nine months ended March 31, 2001, a decrease of $10.5 million compared to the same period in fiscal 2000. This decrease was a result of the decline in machine sales as discussed above, a lower level of write-downs related to gaming machines within our stand-alone proprietary operations, and decreases in royalty expenses as a result of decreased revenues from our stand-alone units and an overall decrease in the royalty expense rate. The machine sales realized in previous years had a higher relative cost of sales than our current revenue mix.

    The gaming machines segment gross margin increased to 87% during the nine months ended March 31, 2001 from 75% in the corresponding prior-year period. Within the segment, in this period, gross margins were 99% for the Anchor-IGT Joint Venture (due to its accounting treatment under the equity method), and 53% for the stand-alone proprietary operating unit and machine sales combined.

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

Gaming Operations

    The gaming operations segment accounted for 32% and 36% of total revenues during the nine-month periods ended March 31, 2001 and 2000, respectively. Revenues for this segment were $123.8 million for the period ended March 31, 2001, a decrease of $13.1 million, or 10%, from $136.9 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino, revenues in this segment increased $888,000 compared to the prior-year period.

    Costs of gaming operations revenues were $81.4 million for the first nine months of fiscal 2001, a decrease of $7.1 million or 8% from $88.5 million in the first nine months of fiscal 2000. Excluding Sunland Park Racetrack & Casino, cost of revenues in this segment increased $2.9 million, or 4%, to $68.0 million from $65.1 million. The increase is due to increased costs at our Colorado casinos resulting from increased competition. We expect another major competitor, the Hyatt, to open in Black Hawk, Colorado late in 2001. The additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits.

    The gaming operations segment gross margin decreased to 34% during the nine months ended March 31, 2001 from 35% in the corresponding prior-year period. Excluding Sunland Park Racetrack & Casino, the gross margin decreased to 35% from 37% in the prior-year period. The decrease in gross margin is primarily due to increased costs in the Colorado casinos as a result of increased competition.

    In the quarter ended March 31, 2001, we purchased an additional interest in the development and management fees derived from the operation of the Pala Casino. We purchased an entity that had contractual rights to 18% of the development and management fees. We now maintain a 68% interest in these fees. We believe that our share of the management and development fees from the operation of the Pala Casino will be material to our gaming operations segment over the next twelve months. We believe our June 2001 quarter contribution may be lower than subsequent quarters due to the recognition of pre-opening expenses in the June 2001 quarter.

Gaming Systems

    The gaming systems segment accounted for 33% and 34% of total revenues during the nine-month periods ended March 31, 2001 and 2000, respectively. Revenues for this segment were $127.8 million for the period ended March 31, 2001, a slight decrease, or less than 1%, compared to the same period in the prior year. AWI's domestic lottery revenues increased $9.2 million. Domestic lottery revenues increased primarily due to the West Virginia lottery that commenced operations in July 2000, and, to a lesser extent, increased revenue related to the Pennsylvania and Indiana lotteries. International revenues decreased $7.2 million during the current quarter compared to the prior-year quarter. The March 2000 period included almost $5.0 million of revenue from a one-time sale in the West Indies and $4.7 million related to a sale in Switzerland. VLC's revenues decreased $2.2 million in the current nine-month period compared to the same period in the prior year due primarily to a decrease in systems revenue partially offset by an increase in machine and parts sales. United Tote's pari-mutuel systems revenues increased $692,000 compared to the prior year due to one-time sales in Argentina and Korea.

    Costs of gaming systems revenues were $94.5 million for the first nine months of fiscal 2001, an increase of $23.4 million, or 33%, from $71.1 million in the first nine months of fiscal 2000. The increase is due to an $18.5 million increase in domestic lottery costs as well as a $4.1 million increase in costs related to international lottery equipment sales. Included in AWI's domestic costs of revenues is $4.2 million related to inventory write-downs and a provision for a contractual dispute. The gross margin decreased from 44% during the nine months ended March 31, 2000 to 26% in the current period. The decrease in gross margin is due primarily to decreased margins on AWI domestic and international contracts and on VLC revenues. Typically, one-time international sales have higher margins than domestic sales. As such, when domestic sales increase as a percentage of total segment revenues, the gross margin declines.

    The gaming systems segment has incurred losses in each of the three quarters in the current fiscal year. As discussed previously, we recorded substantial charges related to the impairment of the systems segment during the quarter. In the third quarter of fiscal 2001, we commenced a restructuring plan focused on the gaming systems segment. The major components of the plan include the elimination of certain facilities and certain positions and the termination of certain contractual arrangements. We believe that all activities under the restructuring plan will be completed by the end of calendar 2001.

    We estimate that the impairment charges and the restructuring plan will result in annualized cost reductions of at least $15 million. Most of these savings are due to reduced depreciation and amortization. We may incur additional restructuring charges in the fourth quarter of fiscal 2001. There can be no assurance that the restructuring plan will be successful and that the systems segment will return to profitability.

Other Costs

    SG&A expenses were $49.2 million for the nine months ended March 31, 2001, a decrease of $1.2 million from the nine months ended March 31, 2000. SG&A expenses as a percentage of total revenue remained consistent with the prior-year period at 13%. Included in the current year period is $2.1 million in stock compensation expense. In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transactions made grants of 240,000 shares of restricted stock. Of this grant, 20% vested immediately and the remaining shares vest 5% per quarter over a four-year period. Also included in SG&A during the current period is approximately $500,000 in payroll costs related to the Fulton transactions. Excluding these items and Sunland Park Racetrack & Casino, SG&A decreased approximately $3.0 million. Decreases totaling $4.5 million in the gaming machines segment, gaming operations segment (excluding Sunland Park Racetrack & Casino) and corporate were partially offset by an increase of $1.5 million in the gaming systems segment.

    R&D expenses were $10.2 million for the nine months ended March 31, 2001, a decrease of $2.5 million or 20% from the nine months ended March 31, 2000. The decrease is a result of reduced R&D expenses in both the gaming machines and the gaming systems segment. In addition to the R&D expenses reflected on our financial statements, R&D costs accounted for on the books of the Anchor-IGT Joint Venture are not included in the amounts disclosed as R&D in our financial statements.

    Depreciation and amortization expense was $43.6 million for the nine months ended March 31, 2001, an increase of $6.5 million or 18% from the nine months ended March 31, 2000. The increase in depreciation and amortization expense over the prior-year period ended March 31, 2000 is primarily related to capital expenditures related to the Florida Lottery as well as capital expenditures related to other domestic lottery jurisdictions. Excluding Sunland Park Racetrack & Casino, depreciation and amortization increased $8.2 million. As a result of the impairment, we expect that annual depreciation and amortization expense will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets.

    Income from Operations.  As a result of the factors discussed above, loss from operations was $35.9 million for the nine months ended March 31, 2001, compared to income from operations of $89.1 million in the prior year. Included in this loss was $128.5 million in impairment, restructuring and other charges.

    Other Income (Expense).  The $5.8 million net change in other expense for the nine months ended March 31, 2001 as compared to the nine months ended March 31, 2000 is primarily attributable to the net effect of an $8.1 million pre-tax gain on the sale of racetrack assets, offset by a $13.8 million increase in interest expense. Of the increase in interest expense, $11.8 million is due to interest on the Notes and $1.0 million is due to interest recognized on the promissory notes that Stanley Fulton received for a portion of his shares sold in the stock purchase transaction. The remaining difference is primarily due to higher interest rates on the line of credit.

    Because we continued to derive income from Sunland Park Racetrack & Casino from the date of the stock purchase transaction until the date the racetrack asset sale received regulatory approval and ultimately closed, we paid the seller interest on the promissory notes. For the quarter ended December 31, 2000, $1.0 million in interest was incurred on the promissory notes while the operations of Sunland Park Racetrack & Casino contributed $729,000 of pre-tax income.

    Cumulative Effect of Change in Accounting Principle.  During the current period we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. Our use of derivatives has been limited to an interest rate swap arrangement for a notional amount of $100 million that we entered into in fiscal 2000. During the quarter ended September 30, 2000, we recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

    Income Tax Provision.  The tax provision in the current period was $18.0 million. Excluding the effect of the asset impairments, restructuring and other charges, as well as the racetrack assets sale, the income tax provision was $26.9 million, for an effective tax rate of 39.5%.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net loss was $70.3 million for the nine months ended March 31, 2001. Diluted loss per share of $3.93 for the nine months ended March 31, 2001 compares unfavorably to diluted earnings per share of $1.94 in the prior year.

Liquidity and Capital Resources

    At March 31, 2001, we maintained $23.4 million in cash and cash equivalents, $28.3 million in working capital, and $143 million available under a revolving credit facility, compared with cash and equivalents at June 30, 2000 of $25.9 million, working capital of $47.2 million, and $75.9 million available under a revolving credit facility. To fund the acquisition of Powerhouse Technologies, Inc., in June 1999, we borrowed $210 million on a $300 million senior unsecured reducing revolving credit facility. In October 2000, we amended this credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. Amounts drawn on the senior credit facility bear interest at variable rates based on LIBOR plus an applicable margin, or prime rate plus an applicable margin, at our option. All borrowings under the senior credit facility are due on June 30, 2004. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million. We have agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. We believe we are in compliance with applicable covenants at March 31, 2001. Because of the magnitude of the impairment, restructuring and other charges and their effect on these debt covenants, the Company will not have the ability to repurchase stock, make certain investments and pay dividends until the Company exceeds certain accumulated profit thresholds. Management believes these levels will be attained around March 2002.

    We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that both operations and draws on our senior credit facility will provide the capital needed for continued business growth.

    On October 17, 2000 we acquired approximately 9.2 million shares of our stock owned by the Fulton family, at $33.306 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10%. The Notes require semi-annual interest payments in April and October and are guaranteed by all of our significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations, and (iv) certain dispositions of assets. We believe we are in compliance with covenants at March 31, 2001. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to us.

    The purchase consideration for the shares included $240 million in cash and $66 million in promissory notes that Stanley Fulton received for a portion of the shares sold. The promissory notes were subsequently canceled in the racetrack asset sale transaction in December 2000 as discussed below.

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

    Cash flows.  During the nine months ended March 31, 2001, operating activities provided $82.4 million in cash flows on a net loss of $70.3 million, compared with $82.4 million in cash flows on $47.1 million in net income during the nine months ended March 31, 2000. Net income for the nine months ended March 31, 2001 included non-cash expenses (including depreciation and amortization and impairment, restructuring and other charges as well as stock compensation) of approximately $174.2 million, offset by a non-cash gain on sale of subsidiary assets of $8.1 million. Also in the nine months ended March 31, 2001, we recognized earnings in the Anchor-IGT Joint Venture that were approximately $5.1 million greater than cash distributions to us, compared with $8.6 million in excess earnings for the same nine months in the prior year. During the nine months ended March 31, 2000, non-cash expenses totaled approximately $42.2 million. During the nine months ended March 31, 2001, changes in working capital resulted in a net cash outflow of $8.2 million compared to a net inflow of $1.8 million in the same period of the prior year.

    Investing Activities and Capital Expenditures.  During the nine months ended March 31, 2001, cash outflows for investing activities of $48.5 million were primarily related to the purchase and installation of assets for domestic lottery contracts in Florida, Pennsylvania and other jurisdictions, and the acquisition of an additional interest in development and management fees derived from operation of the Pala Casino in San Diego. Contributing to a lesser extent were purchases of gaming machines and equipment used in our gaming machines and gaming operations segments, and the manufacture and purchase of wagering equipment used in our pari-mutuel operations. We selectively pursue opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new state lottery contracts, depending on the size of the jurisdictions served, we may be required to secure additional funding for the related capital expenditures. In the nine months ended March 31, 2000, cash outflows for investing activities of $80.1 million included $22.3 million invested in our joint venture with IGT. Other expenditures were primarily related to the purchase and installation of assets for domestic lottery contracts in Indiana, Florida, West Virginia and Pennsylvania, and to a lesser extent, the purchase of gaming devices for use in our gaming machines segment.

    Our capital expenditure budget for the next twelve months is estimated to be between $45.0 and $55.0 million. We believe that cash flows from operations, borrowings under our amended senior credit facility, and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of fiscal 2001. We are, however, continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our debt agreements.

    We require substantial funds for the operation of our gaming systems segment and may also be required for other future projects. We expect the source of funds required to meet our working capital needs (including maintenance capital expenditures) to be cash flow from operations and availability under our senior credit facility. The source of funds for our future projects may come from cash flow from operations and availability under our senior credit facility, additional debt or equity offerings, joint venture partners or other sources. We can give no assurance that additional financing will be available or that, if available, we can obtain such financing on favorable terms.

    Liquidated Damages Under On-Line Contracts.  Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our United States lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system startup and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period, and some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for substantial expense. Our lottery contracts generally require us to post a performance bond, which in some cases may be substantial, securing our performance under such contracts.

    Stock Repurchase Program.  We have repurchased 140,000 shares since June 30, 2000, all during the quarter ended December 2000, which were not related to the stock repurchase transaction with the Fulton family. We have 1,502,000 authorized shares remaining under the most recently approved stock repurchase program. Because of the magnitude of the impairment, restructuring and other charges and their effect on these debt covenants, the Company will not have the ability to repurchase stock, make certain investments and pay dividends until the Company exceeds certain accumulated profit thresholds. Management believes these levels will be attained around March 2002.

    Working Capital Requirements.  In addition to cash requirements needed for the purchase and construction of capital equipment, we require working capital to finance customer receivables and inventory levels. At both March 31, 2001 and June 30, 2000, notes receivable from customers totaled $19.7 million. Such receivables result primarily from gaming machine sales. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of our customer notes range from one to two years, with interest rates of up to 14%. Some international and domestic receivables have repayment periods of up to nine years.

    We continually seek opportunities to expand our gaming-oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming-oriented business and depending on the amount of funding required, we may require additional financing.

Recently Issued Accounting Standards.

    During the quarter, the Company adopted EITF No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The EITF requires that the Company recognize the estimated cost associated with its customer loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. All prior periods presented have been retroactively restated. There is no effect on net income.

    During the quarter ended September 30, 2000, the Company adopted SFAS 133. This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. The Company's use of derivatives was limited to an interest rate swap arrangement for a notional amount of $100 million that the Company entered into in fiscal 2000. During the quarter ended September 30, 2000, the Company recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

    We are exposed to market risk from changes in interest rates on our floating rate debt. The principal balance of floating rate debt at March 31, 2001, was $180.0 million. To reduce such risks, we may selectively use financial instruments. In fiscal 2000, we entered into an interest rate swap agreement for a notional amount of $100 million. The agreement called for us to swap our variable LIBOR rate (6.62% at September 30, 2000) for a fixed LIBOR rate of 5.93%. The variable LIBOR rate readjusted each quarter, and the agreement was cancelable by the bank after one year. The interest rate swap was canceled by the bank in October 2000.

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

    We do not have any cash or cash equivalents at March 31, 2001 that are subject to market risk based upon changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of March 31, 2001, we had accounts and notes receivable of $1.7 million denominated in Canadian currency and $719,000 denominated in Australian currency. These receivables are expected to be collected within 12 months. We also had cash in foreign bank accounts as of March 31, 2001, of which $557,000 was denominated in Canadian currency, $306,000 was denominated in Philippine currency and $145,000 was denominated in Australian currency. We do not currently hedge against foreign currency risk.

Part II. Other Information

Item 1. Legal Proceedings

    On February 17, 2000, we filed a complaint in U. S. District Court, District of Nevada against former officers of Powerhouse Technologies, Inc. and other parties. The complaint questioned certain specified accounting practices that were used prior to the acquisition. On February 13, 2001, we dismissed the action.

    In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. By a decision rendered July 22, 1999, the First District Court of Appeal affirmed the order of the Lottery, awarding a contract to AWI.

    Subsequent to the execution of the amended contract between AWI and the Florida Lottery in March 1999, GTECH Corporation amended the complaint. On January 28, 2000, the Circuit Court of Leon County granted GTECH Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into in March 1999, between the Florida Lottery and AWI, on the grounds that, among other things, the amended contract is materially different from the RFP and the proposal which AWI submitted. The Circuit Court's order declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery took an appeal on February 2, 2000, effecting an automatic stay of the Circuit Court's order. AWI took an appeal on February 10, 2000. On February 28, 2001, the First District Court of Appeal, by a 2-1 majority, affirmed the order of the Circuit Court. Both AWI and the Florida Lottery have petitioned the Court for a rehearing. Those petitions are presently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. We will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that our AWI subsidiary will be successful in its efforts or that the ultimate results of this litigation will be favorable to us.

    In February 1999, we and the Joint Venture filed an action in U. S. District Court, District of Nevada against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of our secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against us and the Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon State circuit court against us and the Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. We believe Acres' counterclaim and state circuit court lawsuit are without merit and intend to vigorously contest the claims. The Oregon State circuit court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    Several securities class action lawsuits were filed against us and certain current and former officers and directors. The lawsuits were filed in various jurisdictions following the announcement in early December 1997 that our results for the December quarter might not meet analysts' expectations. The lawsuits were brought on behalf of a purported class of purchasers of our stock and allege violations of state and/or federal securities laws arising out of alleged misstatements and omissions to state material facts over various periods of time covered by the suits. The lawsuits were consolidated in Nevada, both in federal and state court. The consolidated federal action, captioned In re Anchor Gaming Securities Litigation, Civil Action No. CV-S-97-01751-PMP (RJJ), was dismissed on January 6, 1999 with the court entering a judgment in our favor. The consolidated state action, captioned Ryan, et al. v. Anchor Gaming, et al., Civil No. A383456, was dismissed by Order of the Court dated January 24, 2001.

    In addition to the specific legal proceedings described, we are a party to several routine lawsuits arising from normal operations. We do not believe that the outcome of such litigation will have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Stockholders

    None

Item 6. Exhibits and Reports on Form 8-K

(a)
Reports on Form 8-K

    None

(b)
Exhibits

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ANCHOR GAMING (Registrant)
Date: May 15, 2001	By:	/s/ THOMAS J. MATTHEWS Thomas J. Matthews Chief Executive Officer and President
Date: May 15, 2001	By:	/s/ GEOFFREY A. SAGE Geoffrey A. Sage Chief Financial Officer and Treasurer
Date: May 15, 2001	By:	/s/ DANIEL R. SICILIANO Daniel R. Siciliano Principal Accounting Officer and Corporate Controller

QuickLinks

Anchor Gaming Form 10-Q Quarter Ended March 31, 2001 Index
Part I. Financial Information
ANCHOR GAMING CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
ANCHOR GAMING CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
ANCHOR GAMING CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
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