Form 10-K
period 2001-06-30
ANCHOR GAMING
filed 2001-09-07
CIK 914923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

FOR ANNUAL REPORT AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  / /

    The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at August 31, 2001 based on the $53.45 per share closing price for the Company's common stock on the Nasdaq National Market was approximately $789,459,000.

    The number of shares of the Registrant's common stock outstanding as of August 31, 2001 was 14,861,042.

PART I

Item 1. Business

General

    Anchor Gaming ("Anchor," "Company," "we," "our," and "us") is a diversified global gaming company that operates through three business segments: Gaming Machines, Gaming Operations, and Gaming Systems.

  •
  Gaming Machines consists of two business units. These are: our joint venture with International Game Technology ("IGT") through which IGT and we develop and distribute proprietary gaming machines to casinos primarily on wide area progressive systems in exchange for recurring revenue streams ("Anchor-IGT Joint Venture"), and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams.

  •
  Gaming Operations are currently conducted through five business units. These include the Colorado Central Station Casino, the Colorado Grande Casino and gaming machine route operations in both Nevada and Montana. The Company also has a 68% interest in a development contract and seven-year management contract with the Pala Band of Mission Indians to develop and manage the Pala Casino in Northern San Diego County, California that opened on April 3, 2001. In December 2000, we sold the Sunland Park Racetrack & Casino in New Mexico that historically had been included in this segment. We also plan to sell the Montana route assets no later than March 31, 2002.

  •
  Gaming Systems consists of three business units. These include Automated Wagering International, Inc. ("AWI"), our on-line lottery subsidiary that designs, manufactures, installs and either operates or sells on-line lottery systems and terminals; VLC, Inc. ("VLC"), our video lottery subsidiary that designs, manufactures, installs and either operates or sells central control systems and video gaming machines to government-controlled gaming jurisdictions; and United Tote Company, our pari-mutuel wagering system subsidiary that designs, manufactures, installs and either operates or sells computerized pari-mutuel wagering systems and products.

Stock Purchase Transaction

    On October 17, 2000 we completed the acquisition of approximately 9.2 million shares of our common stock owned by the Fulton family for a purchase price of $33.306 per share. Upon completion of the share purchase, Stanley E. Fulton and two of his children, Michael Fulton and Elizabeth Jones, resigned their positions on Anchor's Board of Directors. Stanley E. Fulton founded the predecessor to the Company in 1988 and served as its Chairman from its inception. To fund this transaction, on October 17, 2000, we completed the sale of $250.0 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10%. We also amended our existing $300.0 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325.0 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150.0 million.

    The purchase consideration for the shares comprised $240.0 million in cash and $66.0 million of 11% promissory notes that Stanley E. Fulton received for a portion of the shares sold. The promissory notes were canceled in the racetrack asset sale transaction discussed below.

Racetrack Asset Sale Transaction

    In conjunction with the stock purchase transaction with the Fulton family, we sold Stanley E. Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New

Mexico, and our 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes to Stanley E. Fulton. We have retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. We completed the sales in December 2000. We recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million.

Stock Split

    On November 15, 2000, we completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. The new shares were issued on November 15, 2000. Share and per share data for all periods presented have been adjusted to give effect to this stock split.

Appointment of Directors and Officers

    Upon completion of the stock purchase transaction, T.J. Matthews, our Chief Executive Officer, was appointed Chairman of the Board of Directors. In addition, Joseph Murphy, our Vice President, was named Chief Operating Officer—Gaming Operations and was added to the Board of Directors, which also includes the three continuing outside directors Stuart Beath, Richard Burt, and Glen Hettinger.

Merger Agreement

    On July 8, 2001, we announced that the Boards of Directors of Anchor and IGT have unanimously approved a definitive agreement pursuant to which we will merge with a subsidiary of IGT. Our stockholders will receive one share of IGT Common Stock for each share of Anchor subject to adjustment.

    As part of the transaction, T.J. Matthews will, at closing, join IGT as its Chief Operating Officer and will continue as President and Chief Executive Officer of Anchor. Upon closing of the transaction, two new directors will be added to the IGT Board of Directors, one of whom will be T.J. Matthews.

    Upon completion of the merger, each share of Anchor common stock then outstanding will be converted into the right to receive the number of shares of IGT common stock calculated in accordance with the following formula (the "Exchange Ratio"). If the IGT Share Value, which is defined as the average per-share closing price of IGT common stock on the New York Stock Exchange during the twenty consecutive trading days ending on the third trading day before the Anchor stockholders' meeting or, if the closing of the merger is more than five trading days after the meeting, the third trading day before the closing date, is:

  •
  between $50.00 per share and $75.00 per share, inclusive, IGT will exchange each share of Anchor common stock for one share of IGT common stock.

  •
  less than $50.00 per share, and

  •
  Anchor does not notify IGT in writing of its intention to terminate the merger agreement, IGT will exchange each share of Anchor common stock for one share of IGT common stock; or

  •
  Anchor notifies IGT in writing of its intention to terminate the merger agreement and IGT, in its sole and absolute discretion, elects to adjust the Exchange Ratio rather than allow the merger agreement to terminate, IGT will exchange each share of Anchor common stock for the number of shares of IGT common stock equal to a fraction, the numerator of which is $50.00 and the denominator of which is the IGT Share Value.

  •
  greater than $75.00 per share, and

  •
  IGT does not notify Anchor in writing of its intention to terminate the merger agreement, IGT will exchange each share of Anchor common stock for one share of IGT common stock; or

  •
  IGT notifies Anchor in writing of its intention to terminate the merger agreement and Anchor, in its sole and absolute discretion, elects to adjust the Exchange Ratio rather than allow the merger agreement to terminate, IGT will exchange each share of Anchor common stock for the number of shares of IGT common stock equal to a fraction, the numerator of which is $75.00 and the denominator of which is the IGT Share Value.

    The merger is subject to the approval of both companies' stockholders and regulatory approvals, including gaming regulatory approvals. The companies anticipate that the transaction will be completed in the first calendar quarter of 2002.

    Below is a summary of some of the primary risk factors associated with the proposed transaction with IGT. A full discussion of the risks listed below that are associated with this transaction can be found in our joint proxy statement/prospectus filed with the Securities and Exchange Commission on Form S-4.

  •
  The proposed merger may not occur.

  •
  The value of the IGT common stock to be issued in the merger will fluctuate and will not be fixed at the date of the stockholder meetings at which the merger is voted upon.

  •
  The merger agreement may be terminated if the IGT share price falls or rises substantially during the specified twenty-day trading period.

  •
  Stockholder approval confers broad discretion on our board and the IGT board with respect to the merger.

  •
  Failure to complete the merger could negatively affect our ability to enter into alternative transactions.

  •
  Our officers and directors have different interests from those of Anchor's stockholders that may influence them to support or approve the merger.

  •
  The merger could affect key third-party relationships.

  •
  IGT may have difficulties integrating parts of the operations of Anchor.

  •
  IGT's success depends in part on its ability to retain key personnel after the merger.

  •
  The accounting treatment of the merger will result in future non-cash charges to IGT's operations.

  •
  IGT's pro forma accounting for the merger may change.

  •
  Issuance of additional shares of IGT common stock may reduce the IGT share price.

  •
  IGT will assume significant additional debt.

  •
  We and our subsidiaries will remain subject to covenant restrictions in our indenture.

Special Note on Forward-Looking Statements and Risk Factors

Forward-Looking Statements

    This annual report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operation; any statements concerning the proposed merger with IGT; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and other similar words. Such forward-looking statements may be contained in the sections "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," among other places.

    Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this annual report on Form 10-K. We do not intend, and undertake no obligation, to update any forward-looking statement. In addition to the risk factors listed above relating to the proposed transaction with IGT, presently-known risk factors include, but are not limited to, the following risk factors:

  •
  We have a significant amount of debt, which could restrict our future operating and strategic flexibility and expose us to the risks of financial leverage.

  •
  Our ability to meet our debt service obligations on the senior subordinated notes and our other debt will depend on our future performance, which will be subject to many factors that are beyond our control.

  •
  The popularity of our games may decline relative to the popularity of our competitors' games, and we may be unable to develop new games that achieve commercial success.

  •
  Revenues of our casinos in Colorado could be negatively affected by the presence of several new large competitors in the Colorado market, as well as the Black Hawk Hyatt property scheduled to open in November 2001.

  •
  We derive a large portion of our revenues and profits from the Anchor-IGT Joint Venture. Because of our joint venture relationship and our merger agreement with IGT, it is important that we maintain a strong relationship with IGT.

    We urge you to review carefully the section "Risk Factors" in this annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities.

RISK FACTORS

Our success in the gaming industry depends in large part on our ability to develop innovative products and systems.

    The popularity of any of our existing gaming machines may decline over time as consumer preferences change or as our competitors introduce new games, and we could fail to develop new games that achieve customer acceptance. We can give you no assurance that our existing and future games will be able to successfully compete with those of our competitors.

    If we are unable to develop innovative products or systems in the future, or if our current products or systems become obsolete, our ability to sustain current revenues with existing customers or to generate revenue from new customers would be affected. This could reduce our current profitability or potential growth.

    Our strategy of creating recurring revenues from our proprietary games by placing them in casinos under a royalty, revenue participation, fixed daily rental fee or similar arrangement involves a departure from casinos' traditional practice of purchasing gaming machines. Because our pricing methodology includes revenue-sharing arrangements, we are under pressure to reduce the share of revenues we receive. We believe this pressure will increase if consolidation trends in the casino industry continue.

    If the popularity of any of our gaming machines were to decline relative to the popularity of competitors' gaming machines, we might be unable to retain our revenue-sharing model. Additionally, if our competitors decide to pursue a revenue-sharing strategy and offer products or terms that are more favorable than ours, we may be unable to successfully pursue our revenue-sharing strategy. If either one of these conditions were to occur, our operations and revenues would be materially and adversely affected.

We operate in a highly competitive industry.

    We compete with domestic and foreign manufacturers of gaming equipment and providers of traditional on-line lottery, video lottery and pari-mutuel systems, many of whom are larger than we are and have access to greater financial resources. Our failure to continually adapt our products to consumer preferences could negatively affect our ability to effectively compete in this industry.

    Our casinos in Colorado face increasing competition from existing, new and planned casino properties in the immediate vicinity. In particular, in the Black Hawk, Colorado area, a number of competitors have opened large facilities in excellent locations with more available parking and a larger number of gaming machines than we operate, and several more large casinos are in the planning stages. For example, the Black Hawk Hyatt is scheduled to open in November 2001. We expect that the increased competition will have a continued negative effect on our revenues, as well as on costs of gaming operations, such as promotions, and costs related to retaining and recruiting employees. Additionally, the completion of a planned new road into Central City, Colorado could negatively affect our business in that area by altering existing traffic patterns, thereby making the location of our casino less desirable.

    The Pala Casino, which we manage under an agreement with the Pala Band of Mission Indians, operates in a very competitive environment. There are nine operating casinos in the San Diego area alone, many of which are expanding, upgrading or building entirely new facilities.

    Our most significant route operations are in southern Nevada, an area which has recently experienced significant population growth. We cannot be certain that this growth trend will continue. If it does not continue, or if we face increased competition from expanding grocery store chains and local casinos, the profitability of our route operations could be negatively affected.

    Our on-line lottery business faces competition from other on-line lottery system providers, instant lottery ticket manufacturers and other competitors, some of whom have substantially greater financial resources than us. On-line lottery business is acquired through contracts with domestic state or foreign lottery authorities, which are awarded through a competitive bidding process. We cannot predict how successful we will be, if at all, in obtaining or maintaining contracts with the lottery authorities.

Our gaming machines segment depends on maintaining a strong relationship with IGT.

    We derive a large portion of our revenues and profits from the Anchor-IGT Joint Venture. Because our revenues and profits from the Anchor-IGT Joint Venture are integral to the continued success of our business, any failure to complete the merger could have a negative impact on our relationship with IGT and, as a result, have a material impact on our business.

Government regulation could have a negative effect on our business.

    Our operations are subject to extensive state and local regulation in most jurisdictions, as discussed in the section "Government Regulation." Changes in these regulations or findings of non-compliance could adversely affect our operations.

    The majority of gaming jurisdictions require the testing and approval of the gaming machines that we manufacture or supply. We can give you no assurances that regulatory authorities will approve our new game submissions or that games currently approved will continue to meet new standards imposed by changes to any gaming laws or regulations.

    We sometimes manufacture games pending regulatory approval, which subjects us to the risk of having to either retrofit or abandon games upon noncompliance with or modification of gaming laws and regulations. If games do not receive regulatory approval, costs incurred in their manufacture would result in additional expense.

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

    The use of outside vendors, some of which are our competitors, to manufacture a significant portion of our proprietary gaming machines and parts may limit our ability to develop machines at costs that will result in acceptable operating margins. The inability to obtain gaming machines and components, production parts and replacement parts on reasonable terms will adversely affect our operating margins. In addition, the inability to obtain these components and parts on a timely basis may hinder our ability to introduce new gaming machines on schedule, which would delay the receipt of revenue from the games.

Our business depends on the protection of our intellectual property and proprietary information.

    Our success depends, in part, on protecting our intellectual property, which includes patents and trademarks, as well as proprietary or confidential information that is not subject to patent or similar protection. Competitors may independently develop similar or superior products, software, systems or business models. Such independent development may, in the case of our intellectual property that is not protected by an enforceable patent, result in a significant reduction in the value of our intellectual property.

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

    We conduct our lottery operations under contracts with state lottery authorities that are renewable at the option of the lottery authority. Upon the expiration of a lottery contract, lottery authorities usually award the new contract through a competitive bidding process. The Minnesota contract, which represents approximately 7% of our fiscal 2001 revenues from on-line lottery operations is our only contract that is scheduled to expire or reach optional extension dates during the next three years. We cannot assure you that our current lottery contracts will be extended or that we will be awarded new lottery contracts. See also "We may be subject to adverse determinations in pending litigation" for a discussion of litigation risks relating to our lottery operation.

    In addition, lottery contracts to which we are a party frequently contain exacting implementation schedules and performance requirements. If we fail to meet these schedules and requirements, we could be subject to substantial contractual liquidated damages claims, some as high as $1.0 million per day, as well as possible contract termination. Any such liquidated damage claims are typically negotiated at the time of the alleged breach. Any such damages or contract terminations could have a material adverse effect on our financial performance. Our lottery contracts also generally require us to post performance bonds securing our performance under such contracts, which in some cases may be substantial. Any failure by us to perform under any of these contracts could result in an obligation to pay significant damages, which would result in substantial costs and diversion of resources and could have a negative effect on our financial condition.

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

    In September 1999, we entered into agreements with the Pala Band of Mission Indians to develop and manage a casino in northern San Diego County, California. As part of our development and management agreements with the Pala tribe, we have agreed to guarantee the tribe's $100.0 million credit facility. At June 30, 2001, the balance on the credit facility was $89.7 million. If the casino is not successful, we may incur substantial expense in meeting this guaranty obligation. We cannot predict the long-term profitability of the Pala Casino.

    Our development and management agreements with regard to the Pala Casino are with the sovereign nation of the Pala Band of Mission Indians. Thus, the contract may not be an enforceable legal obligation, and in the event the Pala tribe were to default under the development and management agreements, our legal recourse may be inadequate to cover our damages.

    The term of our management agreement with the Pala tribe is seven years from the opening date of the Pala Casino, which was April 3, 2001. We cannot give you any assurances that the management agreement will be extended beyond its initial seven-year term.

We may be subject to adverse determinations in pending litigation.

    At present, we are a party to pending litigation matters with GTECH Holdings Corporation (action by GTECH challenging the validity of our lottery contract with the State of Florida and the Florida Department of Lottery) and Acres Gaming (action against Acres alleging infringement of our secondary-events patents and related counterclaim by Acres). These matters are more fully described in the section "Business" under the heading "Litigation." We can give you no assurance that we will achieve favorable results in any existing or future litigation.

Our gaming machines and gaming operations segments are subject to seasonality and are affected by weather conditions.

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

    Changes in control and certain other corporate transactions require the prior approval of some gaming regulatory authorities. This could adversely affect the marketability of our common stock or prevent some corporate transactions, including mergers or other business combinations. See the section "Government Regulation" and the preceding section regarding the merger agreement with IGT.

We have a large number of options outstanding.

    In conjunction with the closing of the stock purchase transaction in October 2000, we entered into employment arrangements with our senior management designed to retain their services and to provide incentives to successfully operate our business. As a result, approximately 2.4 million shares of our common stock are subject to options. Additionally, 860,000 of these shares vest upon a change in control.

Leverage may impair our financial condition and we may incur significant additional debt.

    We have a significant amount of debt. As of June 30, 2001, our total consolidated debt was $407.0 million.

    Our significant debt could have negative consequences for us, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions and other general corporate requirements;

  •
  requiring a substantial portion of our cash flow from operations for the payment of interest on our debt and reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

  •
  limiting our flexibility in planning for, or responding to, changes in our business and the industry; and

  •
  placing us at a competitive disadvantage to other less leveraged competitors.

    In addition, we may incur significant additional debt. Subject to specified limitations, the indenture governing our 9 7/8% Senior Subordinated Notes permits us and our subsidiaries to incur substantial additional debt and our senior credit facility will permit additional borrowings.

    In fiscal 2001, we incurred $129.4 million of impairment, restructuring and other charges. Because of these charges, we will not, under the terms of our Senior Subordinated Notes, have the ability to repurchase stock, make certain investments or pay dividends until we exceed certain cumulated profit thresholds. We believe these thresholds will be achieved around March of 2002, although this availability will not be significant until sometime thereafter.

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

    Our senior credit facility and the indenture governing the notes contains, and certain of our other agreements regarding debt contains, among other things, covenants that restrict our and the subsidiary guarantors' ability to finance future operations or capital needs or ability to engage in other business activities. Our senior credit facility and the indenture restrict, among other things, our and the guarantors' ability to: borrow money; pay dividends or distributions; purchase or redeem stock; make investments and extend credit; engage in transactions with affiliates; engage in sale-leaseback transactions; consummate certain asset sales; effect a consolidation or merger or sell, transfer, lease, or otherwise dispose of all or substantially all of our assets; and create liens on our assets.

    In addition, our senior credit facility requires us to maintain specified financial ratios and satisfy certain financial condition tests which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We cannot assure you that we will meet those tests or that the lenders will waive any failure to meet those tests. A breach of any of these covenants would result in a default under our senior credit facility and the indenture. If an event of default under our senior credit facility occurs, the lenders could elect to declare all amounts outstanding thereunder, together with accrued interest, to be immediately due and payable.

Increases in gaming taxes could adversely affect our business.

    There can be no assurance that the taxes or fees applicable to any and all of our gaming operations will not be increased in the future, either by the electorate, legislation, or states we operate in resulting in an adverse effect on our operations. Also, there can be no assurances that future initiatives or other legislative changes imposing additional restrictions or prohibitions on gaming in any of the states we operate in will not be introduced. If passed, such measures could cause a significant adverse affect on our operations.

Operating Segments of the Company

General

    Financial information by segment, including revenues, earnings of unconsolidated affiliates, income from operations and assets, can be seen in Note 7 to the financial statements.

Gaming Machines

General

    Our gaming machines segment includes proprietary game development and distribution. Our proprietary games business unit focuses on the development of game concepts and the use of gaming machines to generate recurring revenue streams through lease, participation, royalty revenue or other similar arrangements with our casino customers.

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

    We develop or acquire the rights to stand-alone proprietary gaming machines and place them with casino customers free of any initial charge, allowing the casino to avoid up-front purchase costs, through a variety of arrangements that provide us with recurring revenue streams. We utilize numerous unique concepts and designs in order to increase overall gaming customer play levels. For example, our Wheel of Gold® incorporates the opportunity to activate a mechanical wheel for significant potential winnings, providing a secondary game event and additional excitement to the customer through our "game within a game" concept.

    In September 1996, we entered into a strategic alliance in the form of a joint venture with IGT, the largest manufacturer of computerized casino gaming products, in order to enhance our ability to develop and distribute proprietary games on a recurring-revenue basis. Through the Anchor-IGT Joint Venture, Anchor and IGT develop and install both stand-alones and wide area progressives ("WAP") gaming machines based on both existing proprietary games and other game designs. The first WAP machine introduced by the Anchor-IGT Joint Venture was Wheel of Fortune®, a game that is very similar to our Wheel of Gold®. There are currently approximately 7,200 Wheel of Fortune® machines installed in casino locations. The joint venture began distributing the multi-line, multi-coin video Wheel of Fortune® in September 1999, and there are currently approximately 4,700 video Wheel of Fortune® machines installed in casino locations. In January 2000, Anchor and IGT cross-licensed "coin-free" related rights and patents and also added the I Dream of Jeannie™ gaming machine to the Anchor-IGT Joint Venture. We introduced the I Dream of Jeannie™ gaming machine into the market in October 2000, and there are currently approximately 1,700 machines installed in casino locations and additional orders for approximately 120 machines. We believe that the Anchor-IGT Joint Venture has facilitated both the expansion of our proprietary games business and our ability to develop and distribute additional proprietary games.

    In addition to developing and distributing proprietary games, we have also developed and have begun introducing conversion games to our casino customers through the Anchor-IGT Joint Venture. The conversion business involves upgrading existing casino-owned IGT gaming machines with both software and hardware upgrades in exchange for a fixed portion of the future incremental revenue stream generated by the conversion. This upgrade generally takes the form of placing a secondary bonusing type of event on or in the existing base unit. As of June 30, 2001, we have received regulatory approval in Nevada and several other jurisdictions for several different conversion games and have placed some of the games in casinos on a limited basis. We have also received regulatory approval in Nevada and several other jurisdictions that allows us to convert slot machines to accept up to 45 coins per wager. This provides the player with a multi-line, multi-coin spinning reel slot machine experience. We introduced this multi-coin feature on the conversion platform during the quarter ended September 30, 1999. We currently have approximately 2,000 conversion games placed in casinos.

    Anchor and IGT share in the management and share equally in the profits and losses of the Anchor-IGT Joint Venture. Property, including intellectual property, developed through the Anchor-IGT Joint Venture is owned by the Anchor-IGT Joint Venture. The joint venture agreement had an initial duration of ten years, expiring in September 2006. In 1999, Anchor and IGT extended the joint venture agreement through December 15, 2015. After the 2015 expiration, unless the parties agree to a further extension, either party may terminate the Anchor-IGT Joint Venture upon at least one year's prior notice. The Anchor-IGT Joint Venture does not acquire any rights to the individual intellectual property rights of Anchor or IGT that are developed outside of the Anchor-IGT Joint Venture. In February 1999, Anchor granted IGT a non-exclusive right under its secondary event patents. In exchange, IGT agreed to not make or distribute gaming machines covered by the claims of the Anchor patents other than on behalf of the Anchor-IGT Joint Venture. In addition, IGT granted the Anchor-IGT Joint Venture the exclusive rights to the stand-alone Barcrest line of gaming machines and IGT agreed to develop a multi-line multi-coin video-based game with the Wheel of Fortune® as a secondary event for the exclusive use of the Anchor-IGT Joint Venture.

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

    Distribution.  We have an established sales organization with offices in Nevada, Missouri, Mississippi, Louisiana, Illinois, Indiana, Colorado and New Jersey, servicing an established customer base of approximately 375 casinos as of June 30, 2001. We distribute our proprietary games primarily through a direct sales effort in which sales representatives call on casinos and other potential customers. We also use distributors in a limited number of jurisdictions. In deciding whether to use a distributor in a new jurisdiction, we consider a variety of factors, including existing relationships with operators and location owners, the ability of a distributor to service the market after the sale, the distributor's financial condition, any regulatory constraints and the long-term economics to us of direct sales as opposed to sales to distributors.

Gaming Operations

General

    Our gaming operations segment consists of Colorado Central Station Casino, Colorado Grande Casino, gaming machine route operations in Nevada and Montana, and a 68% interest in a development contract and seven-year management contract with the Pala Band of Mission Indians to develop and manage Pala Casino, a casino, dining and entertainment complex in northern San Diego County, California, which opened on April 3, 2001. We plan to close the sale of the Montana route operation no later than March 31, 2002.

Casino Operations

    Colorado Central Station Casino.  We opened the Colorado Central Station Casino in December 1993. It is located in Black Hawk, Colorado, which is contiguous with Central City, and serves more than two million people living within a 100-mile radius, including residents of Denver and Boulder, Colorado. We believe that the Colorado Central Station Casino is a market leader and experiences a higher daily win per machine than its significant competitors. This casino is approximately 40 miles from Denver and 10 miles from Interstate 70, the main highway connecting Denver to many of Colorado's major ski resorts, and benefits from a favorable location, as it is one of the first casinos encountered by customers traveling from Denver to the Black Hawk/Central City area. The casino features approximately 750 gaming machines, 9 blackjack tables, 6 poker tables, and a food & beverage operation, and offers more than 600 parking spaces.

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

Agreements with Pala Band of Mission Indians

    In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation, and management of Pala Casino, a 187,000 square-foot casino, dining and entertainment complex and parking structure on the federally recognized Pala reservation near San Diego, California. Pala Casino is located in a densely populated area of northern San Diego County, closer to the residences of approximately 700,000 potential casino patrons than any other existing, new or planned casino. The facility includes 2,000 slot machines, 46 table games, five food and beverage outlets and two entertainment venues. We believe this is the first master-planned, Las Vegas-style casino in Southern California. The casino opened on April 3, 2001.

    The National Indian Gaming Commission approved our agreements with the Pala tribe in August 2000. The management agreement, pursuant to which we receive management fees, extends for a period of seven years from the opening date of the facility. Our agreements with the Pala tribe remain subject to the continuing oversight and approval of various regulatory agencies.

    Under the terms of the agreements, we have assisted the Pala tribe in obtaining financing for the construction and operation of Pala Casino and to advance funds during the design and development stages. The Pala tribe secured a $100.0 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to receiving financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. As additional consideration for all costs, risks, restrictions, and expenses associated with providing the guaranty, we receive fees based primarily on a percentage of the outstanding loan balance.

    In the quarter ended March 31, 2001, we purchased an additional interest in the development and management fees derived from the operation of the Pala Casino. We purchased an entity that had contractual rights to 18% of the development and management fees. We now maintain a 68% interest in these fees.

Route Operations

    We are one of the largest gaming machine route operators in Nevada, with almost 1,000 gaming machines in 75 locations at June 30, 2001. We believe we have a higher win per unit per day than any of our significant route competitors. At June 30, 2001, 783 of our 979 gaming machines in Nevada were located in or near Las Vegas, which has been one of the fastest growing cities in the United States in recent years. We believe that our route operation contracts provide us with a stable long-term revenue source. Our route operations also include video gaming machines and amusement machines in business establishments located in three areas in southern Montana. At June 30, 2001, we had over 1,422 video gaming machines and 691 amusement machines in Montana. We are currently in the process of selling the Montana route assets; we believe we will complete the sale by March 31, 2002.

    Our gaming machine route operations involve the installation, operation, and service of gaming machines (virtually all video poker machines) under space leases with retail chains and revenue participation agreements with local taverns and retail stores. Space leases require payments of fixed monthly fees on a per store basis. Revenue participation agreements provide for payment to the location owner of a percentage of revenues generated by our machines at such location. Both types of agreements generally give us the exclusive right to install gaming machines at such locations, and both generally require us to pay all installation, maintenance and insurance expenses related to our operations at each location. We pay all applicable taxes under space leases, and generally share such taxes on the same basis as revenues under revenue participation arrangements. Our largest route contract is a space lease with Smith's Food and Drug Centers, Inc. ("Smith's") through June 30, 2010. At June 30, 2001, it covered 420 machines at 29 stores in Nevada. The contract with Smith's grants us the exclusive right to install gaming machines at all Smith's stores in Nevada, including any stores opened in the future.

    Our marketing strategy for our route operations is to attract and retain gaming machine patrons by offering an attractive selection of gaming machines. Prior to installing machines at a location, we study the market potential and customer base of the location in order to determine the appropriate mix of gaming machines. We also offer progressive jackpots at most of our route locations. Our strategy for attracting and retaining location owners is to offer quality service. We operate and service our machines using our own employees, who routinely repair and maintain our gaming machines in order to improve reliability and in-service time. In addition to physical service of the gaming machines, our employees remove coins and bills from the machines, refill machines that have exhausted their supply of coins, and provide payment of jackpots in excess of machine limits. We also operate change booths at most of our retail store locations.

Racetrack Asset Sales

    In conjunction with the stock purchase transaction with the Fulton family, we sold Stanley E. Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes to Stanley E. Fulton. We have retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. We completed the sales in December 2000. We recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million.

Gaming Systems

General

    Our gaming systems segment consists of on-line lottery operations and systems, video lottery operations and systems, and pari-mutuel wagering systems and products.

On-Line Lottery

    We develop, manufacture, install and operate or license computer-based on-line lottery systems through our subsidiary AWI. On-line lotteries are conducted through a computerized lottery system in which lottery terminals are connected to a central computer, usually by dedicated telephone lines. In 1971, AWI designed and installed the country's first on-line lottery system for the New Jersey State Lottery. Since that time, we have developed and installed many system and service features that have subsequently become common in the lottery industry. In our lottery systems segment, in addition to designing new and innovative lottery games, we design, manufacture and distribute lottery terminals, central computers and software, and have developed the expertise to interface these products with a wide range of communications networks including telephone lines and alternate communications systems. An on-line lottery system includes both the hardware and software needed to process lottery transactions. The hardware consists of terminals located in retail outlets, a telecommunications network and a central computer system. Software components include communications applications, as well as the software that operates the system and processes sales and validation of lottery game tickets.

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

    Our on-line lottery revenues fluctuate depending on the relative sizes of jackpots, the number of terminals on-line and the volume of tickets sold in the jurisdictions in which we operate. All of our current domestic lottery contracts are facilities management contracts under which we install, operate and maintain a lottery network while retaining ownership or control of the lottery terminal network. The facilities management contracts have initial terms of approximately five to nine years, and generally contain one or more options permitting the lottery authority to extend the initial contract term. Prior to the expiration of the initial or extended term, a lottery authority is generally required by law to commence a competitive bidding process for a new lottery contract. The table below sets forth information regarding the term of each of our domestic lottery contracts and, as of June 30, 2001, the approximate number of retail terminals installed in each jurisdiction.

Jurisdiction	Original Contract Effective Date	Current Contract Effective Date	Expiration Date of Current Contract(1)	Lottery Authority Extension Options	On-line Terminals at June 30, 2001
Delaware(2)	1/24/78	4/26/94	9/30/02	none	356
Florida(3)	1/8/88	10/29/98	12/31/04	2 two-year	8,697
Indiana	1/13/99	1/13/99	8/28/06	3 one-year	3,961
Maryland	12/6/95	12/6/95	7/5/06	none	4,089
Minnesota	5/25/90	3/27/97	8/12/02	5 one-year	1,954
Pennsylvania	3/1/77	2/23/98	12/31/05	3 one-year	5,934
South Dakota	7/17/90	3/12/99	9/30/06	3 one-year	350
West Virginia	2/29/00	2/29/00	7/1/05	2 one-year	1,401

(1)
Expiration dates do not reflect the exercise of the lottery authorities' extension options.

(2)
On September 6, 2001, AWI was formally notified by letter from the Director of the Delaware State Lottery that the lottery had accepted the recommendation of the Request for Proposal Evaluation Committee to award a new long-term contract to AWI to be effective October 2002. The new contract would be for an initial term of seven years with up to five one-year extensions available at the option of the lottery.

(3)
See the section "Business" under the heading "Litigation."

    In the United States, revenues from lottery ticket sales have grown, and many states have become increasingly dependent on their lotteries as significant funding sources. In 1970, only two states had authorized traditional lotteries, selling an aggregate of approximately $49.2 million in tickets. According to recent industry statistics, as of June 30, 2001, 38 jurisdictions in the United States were operating lottery systems, with aggregate lottery sales in excess of approximately $40.0 billion. Internationally, governments in approximately 80 countries have authorized lottery games, primarily as a means of generating non-tax revenues. Over 200 lotteries are operating worldwide, many of which are government-operated or privately licensed. We currently operate lottery systems for 8 states, and have sold to and currently support or maintain lottery systems for customers in Canada, Chile, China, Norway, Switzerland, Vietnam and the West Indies. We believe that we are well positioned to take advantage of anticipated future growth in the on-line lottery market, both in the United States and around the world. See Note 6 to the Consolidated Financial Statements relative to our restructuring plan at AWI.

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

    We provide central control systems for video lottery gaming to government entities through our VLC business unit. We derive revenues from our central control system software through the granting of licenses to use the software and by providing installation and maintenance services with respect to the software. We have designed and installed software for video lottery central control systems for Delaware, New Mexico, South Dakota, Loto Quebec, the Atlantic Lottery Commission's multi-jurisdictional system now covering four provinces in eastern Canada, Tattersall's and TABCORP in Victoria, Australia, Independent Gaming Corporation in South Australia and the Icelandic Gaming Fund Raising in Iceland.

    Our central control systems incorporate state-of-the-art technology and are designed with features intended to appeal to the concerns of the operator, including: security of communications, central control of gaming machines on the system, the compatibility of our central control system with gaming machines made by other manufacturers, economy of operation due to the ability to use a dial-up format (as opposed to requiring dedicated lines), on-demand generation of reports and audits, the capability of transferring funds electronically and the flexibility to meet the needs of markets of various sizes, accommodate regulatory changes and adapt to new game designs and features. Our Advanced Gaming System software is modular in design, and allows for the addition of new features, such as player tracking, wide-area progressives and downloadable software to gaming machines. We market our central control system software through our direct sales force, generally beginning when a legislative body is considering the adoption of video lottery enabling legislation.

Pari-mutuel

    Pari-mutuel wagering is pooled wagering in which a central computer system totals the amounts wagered and adjusts the payouts to reflect the proportionate amount bet on a racing event's final outcome. The pooled wagers are paid out proportionately to bettors as winnings to the applicable regulatory or taxing authorities, and as purses to the owners and trainers of the horses or greyhounds to encourage them to enter the racetrack's live races. The balance of the pooled wagers is retained by the wagering facility.

    Pari-mutuel wagering is currently authorized in 40 U.S. states, all provinces in Canada, and many foreign countries, and is conducted at horse and greyhound racetracks, off-track betting facilities and jai alai frontons. We provide pari-mutuel wagering services, through our United Tote subsidiary, to over 120 of the approximately 350 pari-mutuel facilities in North America, as well as to facilities in South America, the Philippines, Spain, West Indies, Korea and the Pacific Rim. We have the ability to operate the most demanding high-volume network pari-mutuel operations in the world, as demonstrated by the fact that our largest pari-mutuel customer is currently Churchill Downs, one of the most prominent horse racetracks in the United States. United Tote technology routinely sets benchmark North American handle records each year at the Kentucky Derby at Churchill Downs.

    While on-track attendance and handle from pari-mutuel wagering at many mid-range live racing facilities in the United States has decreased over the last decade, this decline has been more than offset by the increase in simulcast and off-track wagering handle and premium live thoroughbred tracks during the same period and, according to recent industry statistics, pari-mutuel horse-racing wagering handle in the United States grew from $9.9 billion in 1994 to $14.2 billion in 2000, a compound annual growth rate of 7%. The increase in remote wagering has resulted in increased pari-mutuel handle by facilitating around-the-clock wagering availability, year-round racing events upon which to wager (previously impracticable due to seasonal nature of regional racing activity), and the consolidation of "live" racing. The recent implementation of a new Windows™-NT and Windows 2000™ based operating system with United Tote proprietary "C" language application software that can be operated on multiple hardware platforms provides a strong impetus for favorable reception of this current product offering from United Tote technology in the worldwide pari-mutuel wagering marketplace. In addition to opportunities in the pari-mutuel business, our relationships with pari-mutuel facilities could provide us with gaming machine placement opportunities in the future if, as current trends in some jurisdictions indicate may be the case, jurisdictions that currently permit only pari-mutuel wagering decide to permit gaming machine activity in pari-mutuel facilities.

    In addition to providing, maintaining and operating pari-mutuel systems, we also design products used in those systems. These products include high-performance computer hardware and software systems that are used in pari-mutuel terminals, as well as the terminals themselves, communications and video display equipment. Our terminals feature an enhanced display and a built in magnetic card reader. Some of our terminals are portable and wireless, and others permit telephone wagering either assisted or by interactive voice response. Our next generation terminal product will be PC-based and totally compatible with the emerging wireless trends. Approximately 10,000 of our terminals are presently in service at customer locations.

Competition

    Gaming Machines.  We compete with domestic and foreign manufacturers of video gaming equipment and providers of traditional on-line lottery systems and casino-based gaming machines. Among our competitors in this market are A.C. Coin, Alliance Gaming, Aristocrat, Atronic, GTECH, IGT, Konami, Mikohn, Shufflemaster, Sigma, Spielo Gaming International and WMS Industries. We must continually adapt our products to consumer preferences in order to compete effectively in this market, particularly since many of our competitors are larger than we are and have access to greater financial resources.

    Gaming Operations.  Our casinos in Colorado face competition from several large new casinos that have opened in their areas within the past few years, and we are aware of several other casino projects in various stages of planning. Our route operations in Nevada must compete with the broad gaming opportunities that are available in Nevada, and our Montana route operations compete directly with other machine route businesses and with companies selling video lottery gaming machines directly to location owners. The Pala Casino in San Diego, California, faces competition from many competing tribal gaming facilities and we are aware of several planned expansions of these facilities and in some cases the build out of entirely new facilities with major accommodations such as golf courses.

    Gaming Systems.  Relatively few new or rebid on-line lottery contracts are awarded each year, and lottery contract awards in the United States are often challenged by unsuccessful bidders through litigation. Our principal competitor in the on-line lottery business, GTECH, is significantly larger than we are, currently supplying lottery systems to 24 of the 38 United States on-line lottery jurisdictions. GTECH also has a substantial international presence. Other lottery competitors include Scientific Games, EssNet/Alcatel, International des Jeux (Lotto France), International Lottery and Totalizer Systems and several other companies. In jurisdictions with both on-line and video lottery gaming products, the products may compete with each other for wagering market share. Our principal video lottery competitors include Alliance Gaming, GTECH, IGT, Spielo Gaming International and WMS. Our principal pari-mutuel competitors are AmTote, Autotote and, at some facilities, a limited number of other smaller, local and regional companies. Pari-mutuel competition outside of North America is more fragmented, with competition provided by several international and regional companies. No single pari-mutuel company maintains a dominant market position internationally, although some companies possess regional strengths.

Intellectual Property Rights

    We have secured, and endeavor to secure, to the extent possible, exclusive rights in some of our proprietary gaming machines, on-line lottery systems and pari-mutuel products, primarily through federal and foreign intellectual property rights, such as patents and trademarks. The United States Patent and Trademark Office has issued patents to us covering various games and concepts, all of which extend until at least 2008. The most notable of our patents is our patent on bonusing features related to our market-leading "game within a game" concept, which incorporates into a slot machine a "secondary event." This is the concept that we use in the Wheel of Gold® and Wheel of Fortune® gaming machines. We have also filed patent applications and trademark applications in strategically selected foreign countries. We are not aware of any pending claims of infringement or other formal challenges to our right to use our patents, trademarks or other intellectual property in any of our current businesses, other than any already disclosed in the litigation section.

    Anchor is the licensing agent on behalf of itself, IGT, MGM-Mirage and Alliance Gaming for five patents related to cashless gaming methods (including ticket in/ticket out) which patents are commonly referred to as the intellectual property package ("IPP"). To date, Anchor has licensed this IPP to a majority of the major gaming suppliers, including Aristocrat Gaming and WMS Gaming, among others.

    On January 28, 2000, Anchor licensed its Bittner patent to IGT in exchange for per device hook-up fees on IGT's use of cashless in IGT's own systems, such as EZ Pay and IVS.

Manufacturing and Suppliers

    Almost all of our gaming machines are manufactured by third parties, including Alliance Gaming and IGT. We expect to continue our reliance on third parties for the manufacture of our proprietary games. Our primary manufacturing facility for video lottery products is located in Bozeman, Montana. The manufacturing operations at this location consist primarily of assembly and testing. We are currently using third parties for manufacturing of lottery system terminals and pari-mutuel systems machines.

Employees

    At June 30, 2001, we employed approximately 2,350 persons, the substantial majority of whom are non-management personnel. None of our employees is covered by a collective bargaining agreement, and we believe that we have satisfactory employee relations.

GOVERNMENT REGULATION

Overview of Gaming Regulation

    The manufacture and distribution of gaming machines and the operation of gaming facilities are subject to extensive federal, state, provincial and local regulation. While the regulatory requirements vary from jurisdiction to jurisdiction, virtually all jurisdictions require licenses, findings of suitability and other required approvals with respect to our affiliated gaming companies, key personnel and products. These authorizations typically involve rigorous background investigations of officers, directors, and key personnel and a comprehensive review of our business transactions and operations. Gaming machines and associated equipment must also be tested and approved to ensure compliance with required standards of operation and play. The gaming laws and regulations of substantially all jurisdictions require beneficial owners of more than 5% of our outstanding common stock to file reports and may require them, at the discretion of the gaming regulatory authorities, to file an application for a finding of suitability depending on the amount of stock ownership and the person's ability to influence or control our management.

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

    The regulation of state video lottery programs is similar to the regulatory oversight in casino jurisdictions. In general, licenses, product testing, and findings of suitability are required of manufacturers, distributors, and operators of video lottery terminals, or VLTs, by the state lottery or governmental agency administering the video lottery program. There are presently eight video lottery operations authorized under state law in the United States. We manufacture and market VLTs and central monitoring systems for government-sponsored video lottery programs in the United States and international jurisdictions. We and our affiliated gaming subsidiaries have received licenses to engage in gaming operations from the regulatory jurisdictions listed in the chart that follows. We can, however, give no assurances that we will be able to secure the renewal of required licenses or permits in the future or that new licenses applied for will be granted.

Casino Operations

    Our Colorado Grande Casino and the Colorado Central Station Casino located and operating in Cripple Creek and Black Hawk, Colorado, respectively, are subject to the licensing and regulatory control of the Colorado Limited Gaming Control Commission (the "Colorado Commission") and the Colorado Division of Gaming (the "Colorado Division"), (collectively the "Colorado Authorities"). Each casino in Colorado requires a retailer gaming license, which must be renewed annually. The sale of alcoholic beverages at our casinos is subject to licensing, control, and regulation by the applicable state and local authorities. All alcoholic beverage licenses are revocable and are not transferable.

    We manage the Pala Casino pursuant to a management agreement entered into between the Pala Band of Mission Indians and an affiliate company. The Pala Casino, which is located on the federally recognized Pala reservation near San Diego, California, opened on April 3, 2001. The 187,000 square-foot facility includes 2,000 slot machines, 46 table games, five food and beverage outlets, a parking structure and two entertainment venues.

    The National Indian Gaming Commission ("NIGC") approved our management agreement with the Pala tribe in August 2000. We receive fees under the management agreement, which extends for a period of seven years from the opening date of the facility. Our agreements with the Pala tribe remain subject to the continuing regulatory oversight of the NIGC and the Pala Tribal Gaming Commission. Please refer to Native American Gaming Regulations in this section.

    The legislation and regulations governing the Colorado casino operations mandate investigations for findings of suitability, registration and other approvals which are similar to those required of other gaming jurisdictions discussed above. These include, but are not limited to, findings of suitability for officers, directors and key personnel; individuals accruing beneficial stock ownership in our publicly traded shares; approval of the placement and operation of gaming machines; and notification and approval of any change in ownership or corporate officers and directors, us or our subsidiaries.

    Additionally, our casino operations are subject to extensive scrutiny and regulation in certain areas of the operations for which procedures and plans must be developed and approved by the Colorado Authorities. These include, but are not limited to: administrative, accounting, security, prize payouts, age requirements for patrons; game placement, purchase of approved gaming machines and associated equipment; business operations, licensing of all casino employees; and internal controls.

    The Colorado Authorities have broad discretion to revoke, suspend, not renew, condition, limit, or fine a licensee for failure to satisfy the requirements for licensure or any violation of the state gaming statutes or regulations. Our licenses have been renewed each year since they were initially received in 1991 for the Colorado Grande Casino and 1993 for the Colorado Central Station Casino. We can give no assurances, however, that these Authorities will give or renew such required licenses, permits or approvals in the future, and their failure to do so would have a material adverse effect on our operations.

    In addition to the annual license fees, we must pay gaming taxes on a percentage of the net proceeds generated at our Colorado casino locations. Effective July 1 of each year, the Colorado Gaming Commission establishes the gross gaming revenue tax. Effective July 1, 1999, the Colorado Gaming Commission approved a revised tax structure reducing the annual tax on adjusted gross proceeds ("AGP"), defined under Colorado law as the total amount wagered minus the total amount paid out in prizes. The Commission set gaming taxes for the period of July 1, 1999 through June 30, 2001 at .25% of the first $2.0 million of AGP, 2% from $2.0 million to $4.0 million of AGP, 4% from $4.0 million to $5.0 million of AGP, 11% from $5.0 million to $10.0 million of AGP, 16% from $10.0 million to $15.0 million AGP, and 20% of amounts in excess of $15.0 million of AGP.

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

    There can be no assurance that the taxes or fees applicable to our casino operations will not be increased in the future, either by the electorate, legislation, or action by the Colorado Gaming Authorities resulting in an adverse effect on our operations. Also, there can be no assurances that future initiatives or other legislative changes imposing additional restrictions or prohibitions on gaming in the two states will not be introduced. If passed, such measures could cause a significant adverse affect on our operations in Colorado.

CURRENT JURISDICTIONS IN WHICH THE COMPANY OR CERTAIN SUBSIDIARIES
ARE LICENSED TO CONDUCT BUSINESS

UNITED STATES				INTERNATIONAL
Video Lottery	Casino Supplier	Pari-mutuel Racing	Native American (No. of Jurisdictions)	Casino or Video Gaming Supplier
Delaware	Colorado	Arizona	Arizona (9)	Australia
Louisiana	Illinois	Ak-Chin, AZ	California (35)	New South Wales
Montana	Indiana	Colorado	Connecticut (2)	South Australia
New Mexico	Iowa	Florida	Iowa (3)	Tasmania
Oregon	Louisiana	Idaho	Kansas (3)	Victoria
Rhode Island	Michigan	Indiana	Louisiana (3)	Western Australia
South Dakota	Missouri	Iowa	Michigan (9)	Canada
West Virginia	Mississippi	Sac & Fox, IA	Minnesota (9)	Alberta
	New Mexico	Kansas	Mississippi (1)	New Brunswick
	Nevada	Kentucky	New Mexico (12)	Newfoundland
	New Jersey	Louisiana	North Dakota (4)	Nova Scotia
	South Dakota	Carencro, LA	Oregon (7)	Ontario
		Maine	South Dakota (5)	Prince Edward Island
		Montana	Wisconsin (9)	Quebec
Charitable	Casino Operator	New Jersey		Saskatchewan
Mississippi	California	New Mexico		South Africa
	Pala Casino	Ohio		Gauteng
	(Management	Rhode Island
	Agreement)	Texas
	Colorado	West Virginia
	Colorado Central	Wisconsin
	Station Casino	Canada
	Colorado Grande	Ontario
	Casino	Saskatchewan

Lottery Overview

    There are currently 38 lotteries operating in the United States and District of Columbia. All the lotteries operate under legislative authorization of each respective state and offer various forms of lotto and instant scratcher games. We provide on-line systems, terminals, technical operations and marketing services to the following state lotteries: Delaware, Florida, Indiana, Maryland, Minnesota, Pennsylvania, South Dakota, and West Virginia. We also provide on-line systems and services to lotteries in Chile, China, Norway, Switzerland, Vietnam and the West Indies. Policy and management decisions of lottery operations in the United States are generally governed by a commission appointed by the governor or other official of each state with the day-to-day operations of the lottery administered by a director appointed either by the governor or lottery commission.

    To ensure the integrity of their lottery operations, most United States jurisdictions require detailed background disclosure and investigations of vendors providing goods and services under a contract award for a major procurement, which typically include: on-line systems, terminals, and services; instant ticket printing; ticket validation systems; drawing equipment; and advertising services. Background investigations typically are conducted on company subsidiaries, affiliates, officers, directors, and stockholders who own 5% or more of our outstanding capital stock for purposes of meeting suitability standards defined under statutes and regulations of each jurisdiction. Additionally, jurisdictions require vendors to meet comprehensive standards as described in a lottery's request for proposals or invitation for bid for the goods and services contracted. Failure on the part of a vendor to meet the described suitability standards or requirements could jeopardize the award of a lottery contract to us or provide grounds for the termination of an existing lottery contract. Additionally, we are subject to the imposition of liquidated damages by the lottery regulators for central system and terminal downtime and have made payments to some state lotteries under the liquidated damages provisions of our contract.

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

Pari-mutuel Racing Regulation

    Our operations in the manufacturing, sale and operation of live and simulcast wagering systems for pari-mutuel wagering facilities in certain jurisdictions are also subject to extensive state regulatory and licensing requirements similar to our on-line lottery, video lottery and gaming machine subsidiaries. In the greyhound and horse racing industry, simulcasting involves sending and receiving audio and video signals of live races to and from off-track facilities, including other racetracks, for the purpose of wagering.

    Although we and our affiliated gaming subsidiaries have received licenses to engage in pari-mutuel wagering operations from the regulatory jurisdictions listed in the preceding chart, we can give no assurances that these jurisdictions will renew our required licenses or permits in the future or approve any additional required filings.

Responsible Gaming

    We continue to be an industry leader with strategies to minimize problem gambling. Our Nevada employees as defined under NGC Regulation 5.170, "Programs to Address Problem Gambling," regularly participate in a Problem Gambling Awareness Program. Anchor Coin's route locations provide customer brochures that display the Nevada Council on Problem Gambling Helpline number.

    VLC, Anchor's subsidiary supplying video lottery terminals to government markets worldwide, has designed and submitted for approval terminal software to address problem gambling. The request was made by the Nova Scotia jurisdiction (part of the Atlantic Lottery Commission) as part of their formal requirements for new VLTs. This is the first time in the history of gaming that a jurisdiction has mandated these software features. Quebec and Saskatchewan, both important VLC markets, are making similar requests.

    We demonstrated our commitment to responsible gaming by being a primary sponsor of the "15th National Conference on Problem Gambling—2001" held in Seattle this year. As part of the program, we orchestrated the first ever "Industry Track" in an effort to bring the treatment and research communities, government bodies, and industry together to find common solutions to gambling addiction. The conference attracted the largest number of attendees to date.

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

    Anchor is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and has been found suitable as the sole stockholder of Anchor Coin and Powerhouse Technologies, Inc. Powerhouse Technologies is registered by the Nevada Commission as an Intermediary Company and has been found suitable as the sole stockholder of VLC of Nevada, Inc. and VLC, Inc. (f/k/a Video Lottery Consultants, Inc.). Anchor Coin, a wholly-owned subsidiary of Anchor, is licensed as a manufacturer, distributor, and operator of a slot machine route by the Nevada Gaming Authorities. VLC of Nevada, Inc., a wholly-owned subsidiary of Powerhouse Technologies, is licensed as a manufacturer, distributor, and slot machine route operator in the State of Nevada. VLC, Inc., a wholly-owned subsidiary of Powerhouse Technologies, is also licensed by the Nevada Authorities as a manufacturer and distributor.

    For purposes of this section regarding Nevada Regulatory matters, Powerhouse Technologies is referred to as the "Intermediary Company." Anchor Coin, VLC, Inc. and VLC of Nevada, Inc. are collectively referred to as ("Gaming Subsidiaries"). Gaming licenses held by the Gaming Subsidiaries require the periodic payment of fees and taxes and are not transferable. As a Registered Corporation, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Intermediary Company or the licensed Gaming Subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. We, the Intermediary Company and Gaming Subsidiaries have obtained the various registrations, approvals, permits, findings of suitability and licenses from the Nevada Gaming Authorities required to engage in the manufacture and distribution of gaming devices and operation of slot routes in Nevada.

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

    The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us, the Intermediary Company or licensed Gaming Subsidiaries in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed Gaming Subsidiaries must file applications with the Nevada Gaming Authorities and are required to be licensed by the Nevada Gaming Authorities. Officers, directors, and key employees of us and the Intermediary Company who are actively and directly involved in the gaming activities of the licensed Gaming Subsidiaries may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and, in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

    If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to have a continuing relationship with us, the Intermediary Company or a licensed Gaming Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require us, the Intermediary Company or licensed Gaming Subsidiaries to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

    We and licensed Gaming Subsidiaries are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities, and similar financing transactions by Anchor Coin must be reported to or approved by, the Nevada Commission.

    If it were determined that a licensed Gaming Subsidiary violated the Nevada Act, the gaming licenses it holds could be limited, conditioned, suspended, or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, we, the Intermediary Company, licensed Gaming Subsidiaries and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially and adversely affect Anchor.

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

    Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identity the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We are subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us, the Intermediary Company or licensed Gaming Subsidiaries, we do any of the following: (i) pay that person any dividend or interest upon our voting securities; (ii) allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person; (iii) pay remuneration in any form to that person for services rendered or otherwise; or (iv) fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities for cash at fair market value.

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

    We may not make a public offering of our securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful. The filing of an exchange offer registration statement or shelf registration statement with respect to the notes constitutes a public offering of our securities that requires the prior approval of the Nevada Commission. On June 21, 2001, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions ("Shelf Approval"). However, the Shelf Approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board and must be renewed at the end of the two-year approval period. The Shelf Approval also applies to any affiliated company wholly-owned by us (an "Affiliate") which is a publicly traded corporation or would thereby become a publicly traded corporation pursuant to a public offering. The Shelf Approval also includes approval for our gaming subsidiaries to guarantee any security issued by, or to hypothecate their assets to secure the payment or performance of any obligations evidenced by a security issued by, us or one of our affiliates in a public offering under the Shelf Approval. The Shelf Approval also includes approval to place restrictions upon the transfer of, and to enter into agreements not to encumber the equity securities of our gaming subsidiaries (collectively, "Stock Restrictions"). The Shelf Approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

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

Native American Gaming Regulations

    We, through our various gaming subsidiaries, manufacture and supply gaming equipment to several Native American tribes and were engaged in the development and continue to be engaged in the management of a Class III gaming and entertainment facility on the reservation land of the Pala Band of Mission Indians. Gaming on Native American lands is extensively regulated under federal law, tribal-state compacts and tribal law. The Indian Gaming Regulatory Act of 1988 ("IGRA") provides the framework for federal and state control over all gaming on Native American lands. IGRA regulates the conduct of gaming on Native American lands and the terms and conditions of contracts with third parties for management of gaming operations. IGRA established the National Indian Gaming Commission ("NIGC") to operate as an independent agency, within the U. S. Department of the Interior, to exercise primary federal regulatory responsibility over certain tribal gaming activities. The NIGC has authority to issue regulations governing tribal gaming activities, approve tribal ordinances for regulating Class II and Class III gaming, approve management agreements for gaming facilities, conduct investigations and monitor tribal gaming generally. The IGRA is subject to interpretation by the NIGC and may be subject to judicial and legislative clarification or amendment.

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

    The IGRA requires NIGC approval of management contracts for Class II and Class III Gaming, as well as the review of all agreements collateral to the management contracts. The Management Contract relating to our agreement with the Pala tribe has been approved by the NIGC. The NIGC will not approve a management contract if a director or a 10% stockholder of the management company: (i) is an elected member of the Indian Tribal Government which owns the facility purchasing or leasing the games; (ii) has been convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribes; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or if a trustee, exercising due diligence, would not approve such management contract. A management contract will be approved only after the NIGC determines that the contract provides, among other things, for: (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and the income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of net revenues, as determined by the NIGC; provided that the NIGC may approve up to a seven-year term and a management fee not to exceed 40% of net revenues if the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity require the larger fee and longer term period. The agreement between us and the Pala tribe has been approved for a seven-year term. There is no periodic or ongoing review of approved contracts by the NIGC. The only post-approval action which could result in possible modification or cancellation of a contract would be as the result of an enforcement action taken by the NIGC based on a violation of law or an issue affecting suitability.

    Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands which fails to conform with the requirements of Section 81 is void and unenforceable. All money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, or on an account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. We believe that we have complied with the requirements of Section 81 with respect to our Management Contract for the Pala Casino and intend to comply with Section 81 with respect to any other contract to manage casinos located on Indian land in the United States.

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

Item 2. Properties

Properties

    Our principal properties consist of the following:

    AWI Facilities.  Our Clifton, New Jersey facility is a 74,112 square foot leased facility used in the gaming systems segment as the headquarters for AWI as well as for product development activity. AWI also has a centralized field service office in Arden Hills, Minnesota, where we lease 12,687 square feet for a variety of terminal related hardware and software operational functions, and an 18,269 square foot leased facility in Duluth, Georgia that will be sublet if market conditions allow.

    VLC Facility.  Our Bozeman, Montana facility houses our video lottery operations. We own this facility, which includes nearly 80,000 square feet of manufacturing and office space situated on 15 acres of land.

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

    Corporate headquarters.  Our headquarters is located in a leased facility in Las Vegas and includes 146,568 square feet of office space, sub-assembly and warehouse space. We are currently in the process of vacating 13,872 square feet of occupied space and adding 6,222 square feet of new space. We use the facility for executive offices, as well as for the Nevada route operations, proprietary games business and certain administrative and engineering functions.

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

    Subsequent to the execution of the amended contract between AWI and the Florida Lottery in March 1999, GTECH Holdings Corporation amended the complaint. On January 28, 2000 the Circuit Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into in March 1999, between the Florida Lottery and AWI, on the grounds that, among other things, the amended contract is materially different from the RFP and the proposal which AWI submitted. The Circuit Court's order declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery took an appeal on February 2, 2000, effecting an automatic stay of the Circuit Court's order. AWI took an appeal on February 10, 2000. On February 28, 2001, the First District Court of Appeal, by a 2-1 majority, affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court for a rehearing or certification of questions to the Florida Supreme Court. By an Order dated July 17, 2001, the District Court of Appeal granted these motions to the extent of certifying to the Florida Supreme Court two questions as being of great public importance. Both AWI and the Lottery have filed necessary notices to invoke the jurisdiction of the Florida Supreme Court to consider the questions certified by the District Court of Appeal and have also sought a continuance of a stay of enforcement of the Order of the Circuit Court. Such petitions are presently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. We will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that AWI will be successful in its efforts or that the ultimate results of this litigation will be favorable to the Company.

    In February 1999, we and the Anchor-IGT Joint Venture filed an action in U. S. District Court, District of Nevada, against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of our secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against us and the Anchor-IGT Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon State Circuit Court against us and the Anchor-IGT Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. We believe Acres' counterclaim and State Circuit Court lawsuit are without merit and intend to vigorously contest the claims. The Oregon State Circuit Court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    In addition to the specific legal proceedings described, we are a party to several routine lawsuits arising from normal operations. We do not believe that the outcome of such litigation will have a material adverse effect on our consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Our common stock is listed on the Nasdaq National Market® and trades under the symbol "SLOT." On November 15, 2000, we completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. The new shares were issued on November 15, 2000. The following table sets forth the high and low closing prices per share of our common stock on the Nasdaq National Market for the described periods.

	Price Range
Fiscal 2001
	High	Low
First quarter	$40.500	$24.125
Second quarter	$46.532	$31.125
Third quarter	$62.813	$37.875
Fourth quarter	$65.280	$51.125
	Price Range
Fiscal 2000
	High	Low
First quarter	$29.750	$22.438
Second quarter	$31.719	$20.891
Third quarter	$23.656	$18.000
Fourth quarter	$24.188	$17.500

    As of August 31, 2001, there were approximately 4,000 beneficial holders of our common stock.

    The board of directors intends to retain any of our earnings to support operations and to finance expansion and does not intend to pay cash dividends on our common stock in the foreseeable future. We are a party to a revolving credit facility with a bank that restricts the payment of dividends. We also have issued $250.0 million principal amount of senior subordinated notes that restricts our ability to pay dividends. Subject to contractual restrictions, any future determinations as to the payment of dividends will be at the discretion of our board of directors, and will depend on our financial condition, results of operations, capital requirements, and such other factors as the board of directors deems relevant.

Item 6. Selected Financial Data

    You should read the following financial data in conjunction with, the section "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere or incorporated by reference in this annual report on Form 10-K. The closing of the Powerhouse acquisition occurred virtually concurrently with the end of our fiscal year ended June 30, 1999 and, as a result, our financial statements for the years ended June 30, 1999 and earlier do not include any Powerhouse results of operations in the accompanying table with the exception of the acquired in-process research and development charge recorded for the year ended June 30, 1999. The income statement and balance sheet data for each of the five years ended June 30, 2001 were derived from our audited consolidated financial statements. Information for prior periods has been reclassed to conform to our current presentation. On November 15, 2000, Anchor completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. Information provided in the financial statements herein has been adjusted to reflect the stock split.

	Fiscal Year Ended June 30,
	1997	1998	1999	2000	2001
	(In thousands, except per share amounts)
Income Statement Data:
Revenues:
Gaming operations	$99,881	$112,525	$119,001	$183,631	$160,757
Gaming systems	—	—	—	180,585	168,353
Gaming machines	45,162	57,043	50,309	61,276	55,338

Total revenues	145,043	169,568	169,310	425,492	384,448

Costs of revenues:
Gaming operations	50,487	56,991	64,187	118,301	104,247
Gaming systems(1)	—	—	—	105,082	126,364
Gaming machines	11,397	25,054	34,401	36,142	25,663

Total costs of revenues	61,884	82,045	98,588	259,525	256,274

Gross margin	83,159	87,523	70,722	165,967	128,174

Other costs:
Selling, general and administrative(1)	21,581	23,343	24,243	67,915	66,309
Research and development	2,023	1,922	1,173	16,528	13,223
Acquired in-process research and development(2)	—	—	17,500	—	—
Impairment, restructuring charges and other(1)(3)	2,117	—	—	2,641	129,398
Depreciation and amortization	8,798	12,661	17,380	50,951	54,155

Total other costs	34,519	37,926	60,296	138,035	263,085

Earnings of unconsolidated affiliates	4,554	56,634	73,389	93,404	136,154

Income from operations	53,194	106,231	83,815	121,336	1,243
Interest income	3,793	2,989	3,850	1,998	2,333
Gain on sale of racetrack assets(4)	—	—	—	—	8,051
Interest expense	(288)	(226)	(113)	(16,475)	(35,706)
Other income (expense)(5)	(22)	446	(623)	511	(718)

Income (loss) before provision for income taxes	56,677	109,440	86,929	107,370	(24,797)
Provision for income taxes(4)	21,001	41,040	39,422	42,411	28,999

Net income (loss) before cumulative effect of change in accounting principle	35,676	68,400	47,507	64,959	(53,796)
Cumulative effect of change in accounting principle, net of taxes	—	—	—	—	124

Net income (loss)	$35,676	$68,400	$47,507	$64,959	$(53,672)

	Fiscal Year Ended June 30,
	1997	1998	1999	2000	2001
	(In thousands, except per share amounts)
Weighted average shares outstanding(6)	26,642	25,502	24,328	23,666	17,146
Basic earnings (loss) per share	$1.34	$2.68	$1.95	$2.74	$(3.13)
Weighted average common and common equivalent shares outstanding(6)	27,084	26,322	24,856	24,023	17,146
Diluted earnings (loss) per share	$1.32	$2.60	$1.91	$2.70	$(3.13)
Other Data:
Capital expenditures	$38,597	$24,421	$13,957	$82,586	$36,939
	As of June 30,
	1997	1998	1999	2000	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$66,427	$73,187	$32,835	$25,883	$24,147
Total assets	188,876	245,134	507,169	548,719	406,430
Long-term debt	2,800	—	212,805	222,770	406,124
Stockholders' equity (deficiency)(1)(6)	171,331	210,482	220,353	270,520	(70,555)

(1)
During fiscal 2001, we incurred impairment, restructuring, and other charges of $129.4 million primarily related to our AWI subsidiary. We also incurred charges of $1.7 million related to immediate vesting of restricted stock grants upon completion of the stock repurchase from the Fulton family that is included in selling, general and administrative expense, and $7.1 million for inventory writedowns and a contractual dispute that are included in systems—cost of revenues.

(2)
We recorded a charge of $17.5 million for acquired in-process research and development in fiscal 1999 related to the value of research and development projects that were in various stages of completion at the date of the Powerhouse acquisition.

(3)
We incurred impairment and restructuring charges of $2.6 million in fiscal 2000 in connection with the restructuring of our VLC subsidiary.

(4)
In fiscal 2001, we recorded a gain of $8.1 million on the sale of substantially all of the assets relating to Sunland Park Racetrack & Casino and our 25% interest in a Massachusetts horse racing facility to Stanley E. Fulton, our former Chairman. This gain is included in other income. The tax expense of $15.0 million associated with these transactions was the result of tax bases of assets sold lower than the book value.

(5)
Other income (expense) includes minority interest in earnings of consolidated subsidiary.

(6)
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

    The information contained below may be subject to risk factors. We urge you to review carefully the section "Risk Factors" in this annual report on Form 10-K for a more complete discussion of the risks associated with an investment in our securities. See "Special Note on Forward-Looking Statements and Risk Factors" under Item 1.

Overview

    We are a diversified, global gaming company operating principally through three business segments:

  •
  Gaming Operations, which includes the operations of two casinos in Colorado, slot machine routes in Nevada and Montana, and a 68% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that opened on April 3, 2001.

  •
  Gaming Systems, which includes the design, manufacture and sale of video gaming machines and central control systems and the design, manufacture, sale, installation and operation of on-line lottery systems and computerized pari-mutuel wagering systems.

  •
  Gaming Machines, which includes the design, development and distribution of proprietary gaming machines.

    On June 29, 1999, we completed our acquisition of Powerhouse Technologies, Inc. for approximately $220.0 million plus Powerhouse net debt of $68.0 million. We funded the Powerhouse acquisition through a combination of cash and borrowing under our senior credit facility. We accounted for the Powerhouse acquisition using the purchase method of accounting. Because the closing of the Powerhouse acquisition occurred virtually concurrently with the end of our fiscal year, our financial statements for the year ended June 30, 1999 do not include any results of operations or cash flows for Powerhouse, except for a charge for acquired in-process research and development that was recorded in fiscal 1999.

    In September 1999, we announced the signing of development and management agreements with the Pala Band of Mission Indians for the design, construction, financing, operation and management of Pala Casino, a $115.0 million casino and entertainment facility on the federally recognized Pala reservation in northern San Diego County, California. The management agreement is for a period of seven years commencing on the opening date of the casino facility, which was April 3, 2001. In addition to management fees, we received a development fee based on the actual total project cost. The Pala tribe secured a $100.0 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to the financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. We receive guaranty fees based primarily upon a percentage of the outstanding loan balance. The balance of the project cost has been financed through certain equipment financing activities.

    In the quarter ended March 31, 2001, we purchased an additional interest in the development and management fees derived from the operation of the Pala Casino. We purchased an entity that had contractual rights to 18% of the development and management fees. We now maintain a 68% interest in these fees.

Stock Purchase Transaction

    On October 17, 2000 we completed the acquisition of approximately 9.2 million shares of our common stock owned by the Fulton family for a purchase price of $33.306 per share. Upon completion of the share purchase, Stanley E. Fulton and two of his children, Michael Fulton and Elizabeth Jones, resigned their positions on Anchor's Board of Directors. Stanley E. Fulton founded the predecessor to the Company in 1988 and served as its Chairman from its inception. The purchase consideration for the shares comprised $240.0 million in cash and $66.0 million of 11% promissory notes that Stanley E. Fulton received for a portion of the shares sold. The promissory notes were canceled upon the closing of the racetrack asset sale transaction discussed below. To fund this transaction, on October 17, 2000, we completed the sale of $250.0 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10%. We also amended our existing $300.0 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325.0 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150.0 million.

Racetrack Asset Sale Transactions

    In conjunction with the stock purchase transaction with the Fulton family, we sold Stanley E. Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and our 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes to Stanley E. Fulton. We have retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. We completed the sales in December 2000. We recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million.

Stock Split

    On November 15, 2000, we completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. The new shares were issued on November 15, 2000. Share and per share data for all periods presented have been adjusted to give effect to this stock split.

Impairment, Restructuring and Other

FISCAL 2001

Impairment Charge

    During fiscal 2001, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), we recorded impairment charges of $119.5 million. Goodwill, intangible assets and property, plant and equipment were impaired $68.4 million, $17.1 million and $34.0 million, respectively. These charges are composed of the elements below.

  •
  The first element is a charge of $111.6 million to adjust the carrying value of our goodwill, intangible assets and property, plant and equipment at our AWI subsidiary to their fair values. We incurred significant operating losses at AWI in the first three quarters of fiscal 2001. During the third quarter of fiscal 2001, the following events occurred that changed our projected cash flows from the operations of AWI:

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

  As a result of the impairment charge, depreciation and amortization related to the impaired assets will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets.

  •
  The second element is a charge of $7.9 million to adjust the carrying value of the Montana route assets to net realizable value at March 31, 2001. In the third quarter of fiscal 2001, we committed to a plan to sell these assets by March 31, 2002. The fair value of the assets was determined based upon a discounted cash flow analysis and is included in other current assets on the June 30, 2001 consolidated balance sheet. We will not depreciate or amortize any of the long-term assets of the Montana route while they are held for disposal. For the years ended June 30, 2000 and 2001, the operations of the Montana route contributed the following amounts:

	Years Ended June 30,
(In thousands)	2000	2001
Revenues	$20,497	$19,896
Expenses	18,933	18,270
Operating income	1,564	1,626
Net income	942	1,003

Restructuring and Other Charges

    In the third quarter of fiscal 2001, we commenced a restructuring plan (primarily at AWI), which continued in the fourth quarter. Total restructuring and other charges were $9.9 million for fiscal 2001. The major components of the charges relate to the consolidation of operations within existing facilities, the termination of certain contracts for leases and consulting, and the elimination of positions. We believe that all activities under the restructuring plan were substantially complete by the end of fiscal 2001.

    The restructuring charges of $7.5 million include charges related to termination benefits for certain executives that were terminated from AWI as well as charges relating to severance packages for approximately 130 employees in our AWI, VLC and Anchor Games subsidiaries. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. In March 2001, we announced plans to close AWI's corporate headquarters in Atlanta, Georgia and relocate some of these functions to our facility in Clifton, New Jersey. The charge to earnings for the severance packages of the Atlanta employees was recorded in the June 2001 quarter, as employees had made decisions relative to the separation offers.

    Contractual exit cost charges relate to our non-cancelable obligations for lease and consulting contracts. Our lease obligations have been reduced by an estimate of sublease income. Also in the third quarter of fiscal 2001, we decided to terminate certain AWI consulting contracts in the technical development area. Other charges of $2.4 million consist of inventory write-downs related to our decision to terminate the sale of VLC slot machines to casinos after September 2001.

    A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

(In thousands)	Asset Impairment Charges	Separation Costs	Contractual Exit Costs	Other	Total
Charge	$119,470	$2,775	$4,708	$2,445	$129,398
Cash expenditures	—	(1,788)	(279)	—	(2,067)
Noncash charges	(119,470)	(255)	(125)	(2,445)	(122,295)

Accrual balance June 30, 2001	$—	$732	$4,304	$—	$5,036

FISCAL 2000

    In the fourth quarter of fiscal 2000, we implemented a plan, which was not contemplated at the time of the acquisition, to restructure the operations of our VLC subsidiary. In connection with this plan, the Bozeman engineering and manufacturing staff were reduced and severance payments were made to these individuals. In addition, we cancelled the lease for a facility that was used for engineering and the leasehold improvements related to this facility were determined to have no future economic benefit to us. At the time of the Powerhouse Acquisition, a cost based approach was used to value the assembled workforce at VLC whereby the fair value of the assembled workforce was determined based upon the costs for search, interviewing, training and other employee-related acquisition costs. Due to the reductions in staffing related to the above event and pursuant to SFAS No. 121, we determined that the assembled workforce asset was impaired.

    In addition, our VLC subsidiary terminated a development project due to concerns about cost and long-term viability of the project as compared to alternative project designs. At the time of the Powerhouse Acquisition, this project was classified as core technology and assigned a value based upon the income approach (see Note 3). This project was completely abandoned and thus had no fair value at June 30, 2000. The entire book value related to this project was written off.

    As a result of the items described above, we recorded an impairment and restructuring charge during fiscal 2000 related to the following:

(In thousands)
Development project abandonment impairment	$1,700
Assembled workforce impairment	360
Severance payments	231
Write-down of leasehold improvements	350

$2,641

Merger Agreement

    On July 8, 2001, we announced that the Boards of Directors of Anchor and IGT have unanimously approved a definitive agreement pursuant to which we will merge with a subsidiary of IGT. Our stockholders will receive one share of IGT Common Stock for each share of Anchor subject to adjustment.

    As part of the transaction, T.J. Matthews will, at closing, join IGT as its Chief Operating Officer and will continue as President and Chief Executive Officer of Anchor. Upon closing of the transaction, two new directors will be added to the IGT Board of Directors, one of whom will be T.J. Matthews.

    Upon completion of the merger, each share of Anchor common stock then outstanding will be converted into the right to receive the number of shares of IGT common stock calculated in accordance with the following formula (the "Exchange Ratio"). If the IGT Share Value, which is defined as the average per-share closing price of IGT common stock on the New York Stock Exchange during the twenty consecutive trading days ending on the third trading day before the Anchor stockholders' meeting or, if the closing of the merger is more than five trading days after the meeting, the third trading day before the closing date, is:

  •
  between $50.00 per share and $75.00 per share, inclusive, IGT will exchange each share of Anchor common stock for one share of IGT common stock.

  •
  less than $50.00 per share, and

  •
  Anchor does not notify IGT in writing of its intention to terminate the merger agreement, IGT will exchange each share of Anchor common stock for one share of IGT common stock; or

  •
  Anchor notifies IGT in writing of its intention to terminate the merger agreement and IGT, in its sole and absolute discretion, elects to adjust the Exchange Ratio rather than allow the merger agreement to terminate, IGT will exchange each share of Anchor common stock for the number of shares of IGT common stock equal to a fraction, the numerator of which is $50.00 and the denominator of which is the IGT Share Value.

  •
  greater than $75.00 per share, and

  •
  IGT does not notify Anchor in writing of its intention to terminate the merger agreement, IGT will exchange each share of Anchor common stock for one share of IGT common stock; or

  •
  IGT notifies Anchor in writing of its intention to terminate the merger agreement and Anchor, in its sole and absolute discretion, elects to adjust the Exchange Ratio rather than allow the merger agreement to terminate, IGT will exchange each share of Anchor common stock for the number of shares of IGT common stock equal to a fraction, the numerator of which is $75.00 and the denominator of which is the IGT Share Value.

    The merger is subject to the approval of both companies' stockholders and regulatory approvals, including gaming regulatory approvals. The companies anticipate that the transaction will be completed in the first calendar quarter of 2002. Please refer to the summary of the merger agreement beginning on page 4 for a summary of important risks associated with the IGT transaction.

    The following tables and discussion present pro forma figures for 1999 as if the Powerhouse acquisition occurred on July 1, 1998 and exclude non-recurring items such as charges for acquired in-process research and development and the cumulative effect of a change in accounting principle. Prior to the Powerhouse acquisition in June 1999, we had no gaming systems business.

	Actual Fiscal Year 1999		Pro Forma Fiscal Year 1999
	Revenues	Costs of Revenues	Revenues	Costs of Revenues
		(In thousands)
Gaming operations	$119,001	$64,187	$153,400	$89,913
Gaming systems	—	—	155,564	90,972
Gaming machines	50,309	34,401	77,340	53,318

Total	$169,310	$98,588	$386,304	$234,203

	Actual Fiscal Year 2000		Actual Fiscal Year 2001
	Revenues	Costs of Revenues	Revenues	Costs of Revenues
		(In thousands)
Gaming operations	$183,631	$118,301	$160,757	$104,247
Gaming systems	180,585	105,082	168,353	126,364
Gaming machines	61,276	36,142	55,338	25,663

Total	$425,492	$259,525	$384,448	$256,274

	Fiscal Year Ended June 30,
	Actual 1999	Pro Forma 1999	Actual 2000	Actual 2001
Sources of Revenues:
Gaming operations	70%	40%	43%	42%
Gaming systems	—	40	43	44
Gaming machines	30	20	14	14

Total	100%	100%	100%	100%

Gross Margin:
Gaming operations	46%	41%	36%	35%
Gaming systems	—	42	42	25
Gaming machines	32	31	41	54
Total consolidated gross margin	42%	39%	39%	33%

Fiscal Year 2001 Compared to Fiscal Year 2000

Gaming Operations

    Total revenues from the gaming operations segment were $160.8 million for fiscal year 2001, a decrease of $22.8 million or 12% from $183.6 million for fiscal year 2000. Excluding Sunland Park Racetrack & Casino, revenues were $141.9 million in fiscal 2001, an increase of $2.6 million or 2% from $139.3 million in fiscal 2000. This increase is due to an increase of $3.0 million in fees related to our management, development and guaranty agreements with the Pala Band of Mission Indians, offset by slight decreases at the Colorado casinos.

    In the quarter ended March 31, 2001, we purchased an additional interest in the development and management fees derived from the operation of the Pala Casino. We purchased an entity that had contractual rights to 18% of the development and management fees. We now maintain a 68% interest in these fees.

    Costs of gaming operations revenue were $104.2 million for fiscal year 2001, a decrease of $14.1 million or 12% from $118.3 million in fiscal year 2000. Excluding Sunland Park Racetrack & Casino, costs were $90.9 million in 2001, an increase of $3.8 million or 4% from $87.1 million in fiscal 2000. The increase is due to costs incurred due to slightly increased competition at the Colorado casinos and increased costs of new participation locations for the Nevada route. Excluding Sunland Park Racetrack & Casino, the gross margin decreased to 36% from 37% compared to the prior year. The decrease in gross margin is primarily due to decreased margins at the Colorado casinos and the routes, offset by the Pala fees. Gaming operations gross margin, including Sunland, decreased to 35% during fiscal year 2001 from 36% during fiscal year 2000. We expect another major competitor, the Hyatt, to open in Black Hawk, Colorado, in November 2001. This additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits.

Gaming Systems

    Revenues from gaming systems were $168.4 million for the year ended June 30, 2001, a decrease of $12.2 million or 7% from revenues of $180.6 million for the year ended June 30, 2000. AWI's domestic lottery revenues increased $10.1 million or 9%, primarily due to the West Virginia lottery contract that commenced operations in July 2000 and due to a full year of revenues for the instant ticket operation at the Pennsylvania lottery. International revenues decreased $19.7 million or 74% due to one-time equipment sales to China, Switzerland, and the West Indies lotteries that occurred in fiscal year 2000. VLC's revenue decreased $4.1 million in fiscal 2001, due primarily to a decrease in systems revenue partially offset by an increase in machine sales. These decreases were offset in part by increased revenue at United Tote that was primarily due to international equipment sales.

    Costs of gaming systems revenues were $126.4 million during the year ended June 30, 2001, an increase of $21.3 million or 20% from the year ended June 30, 2000. The increase is due to a $25.5 million increase in domestic lottery costs, offset in part by decreasing costs of $2.8 million for international lottery operations. The increase in domestic lottery costs is primarily attributed to the new lottery operations in Pennsylvania and West Virginia, to liquidated damages of approximately $4.8 million for the Florida lottery settlement and to $2.2 million in inventory writedowns. Gaming systems gross margin decreased to 25% during fiscal year 2001 from 42% in fiscal 2000. The decrease in gross margin is due primarily to decreased margins on AWI domestic and international contracts and on VLC revenues. Typically, one-time international sales have higher margins than domestic sales. Therefore, when domestic sales increase as a percentage of total segment revenues, the gross margin declines.

    The gaming systems segment has incurred losses throughout the current fiscal year. As discussed previously, we recorded substantial impairment charges related to the systems segment. In the third and fourth quarters of fiscal 2001, we commenced a restructuring plan focused on the gaming systems segment. The major components of the plan include the elimination of certain facilities and certain positions and the termination of certain contractual arrangements. We believe that all activities under the restructuring plan were substantially complete by the end of fiscal 2001. We estimate that the impairment charges and the restructuring plan will result in annualized cost reductions of at least $15.0 million. Most of these savings are due to reduced depreciation and amortization. There can be no assurance that the restructuring plan will be successful and that the systems segment will return to profitability.

Gaming Machines

    Revenues from gaming machines were $55.3 million for the year ended June 30, 2001, a decrease of $6.0 million or 10% from $61.3 million for the year ended June 30, 2000. This decrease is primarily attributable to a $6.9 million decrease in revenues for casino game sales and service offset by increased royalty revenue of $1.2 million primarily due to coin-free royalties. Revenues from stand-alone proprietary games was consistent with the prior year. Our weighted average installed base of stand-alone machines decreased slightly at June 30, 2001 compared to June 30, 2000 and our average net win per machine slightly increased. As of September 30, 2001, we will discontinue the sale of gaming machines in this segment to focus entirely on recurring revenue arrangements.

    Costs of gaming machines revenues were $25.7 million for fiscal year 2001, a decrease of $10.4 million or 29% from $36.1 million for the fiscal year 2000. This decrease in segment costs is primarily attributed to lower casino game sales. Gaming machines segment gross margin increased to 54% during fiscal year 2001 from 41% during fiscal year 2000.

    Earnings from unconsolidated affiliates increased $42.8 million or 46% from $93.4 million in fiscal 2000 to $136.2 million in fiscal 2001. At June 30, 2001, there were approximately 16,266 games, primarily Wheel of Fortune®, operating within the Anchor-IGT Joint Venture, compared to approximately 11,300 games at June 30, 2000.

    On April 24, 2001, we announced additional agreements related to the Anchor-IGT Joint Venture. First, the new agreements provide for the co-development of seven new wheel games based upon famous themes. Second, the agreements allow the companies to extend the licensing agreement for Wheel of Fortune® themed slot machines for an additional year through 2006.

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

Other Costs

    Selling, general and administrative ("SG&A") expenses were $66.3 million for fiscal year 2001, a decrease of $1.6 million or 2% from $67.9 million for fiscal year 2000. SG&A expenses as a percentage of total revenue increased to 17% during fiscal year 2001 compared to 16% during fiscal year 2000. Included in the current year period is $1.7 million in stock-based compensation expense related to immediate vesting of restricted stock. In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transactions made grants of 240,000 shares of restricted stock. Of this grant, 20% vested immediately and the remaining shares vest 5% per quarter over a four-year period. Excluding this item and SG&A at Sunland Park Racetrack & Casino, SG&A decreased $1.9 million or 3% to $63.1 million in fiscal 2001 from $65.0 million in fiscal 2000.

    Research and development ("R&D") expenses were $13.2 million for fiscal year 2001, a decrease of $3.3 million from $16.5 million for fiscal year 2000. The decrease is a result of reduced R&D expense at AWI and Anchor Games.

    Depreciation and amortization expense was $54.2 million for fiscal year 2001, an increase of $3.2 million or 6% from $51.0 million for fiscal year 2000. The increase is primarily due to the capital expenditures related to the Florida Lottery as well as capital expenditures related to other domestic lottery jurisdictions. Excluding depreciation and amortization at Sunland Park Racetrack & Casino, depreciation and amortization increased $5.4 million or 11% to $53.3 million in fiscal 2001 from $47.9 million in fiscal 2000. As a result of the impairment charge, depreciation and amortization related to the impaired assets will decrease in future periods. This decrease will be partially offset by the acceleration of amortization expense for certain intangible assets.

    Income from Operations.  As a result of the factors discussed above, income from operations was $1.2 million for fiscal year 2001, a decrease of $120.1 million or 99% from $121.3 million for fiscal year

2000. Included in income from operations was $129.4 million in impairment, restructuring and other charges, $4.8 million in liquidated damages, $2.2 million in inventory writedowns, and $1.7 million of stock-based compensation expense related to immediate vesting of restricted stock.

    Other Income (Expense).  Interest income was $2.3 million for fiscal year 2001, an increase of $335,000 or 15% from $2.0 million for fiscal year ended 2000. As a result of the factors discussed below, net other expense was $26.0 million for fiscal year 2001 compared to net other expense of $14.0 million for fiscal year 2000. The $12.0 million increase is primarily attributable to the net effect of an $8.1 million pre-tax gain on the sale of racetrack assets, offset by a $19.2 million increase in interest expense. Of the increase in interest expense, $18.1 million is due to interest on the Notes and $1.0 million is due to interest recognized on the promissory notes that Stanley E. Fulton received for a portion of his shares sold in the stock purchase transaction. In addition, the prior year's interest expense was decreased through the capitalization of interest expense. These current year increases were slightly offset by a decrease in interest expense on the line of credit. Decreased interest expense on the line of credit resulted from a lower average balance in the current year offset by a higher average interest rate for the year. The line of credit bears interest based on prime plus a calculated margin as specified in the agreement. In conjunction with the Fulton transaction, this margin was increased resulting in a higher average interest rate. Because we continued to derive income from Sunland Park Racetrack & Casino from the date of the stock purchase transaction until the date the racetrack asset sale received regulatory approval and ultimately closed, we paid Stanley E. Fulton interest on the promissory notes. For the quarter ended December 31, 2000, $1.0 million in interest was incurred on the promissory notes while the operations of Sunland Park Racetrack & Casino contributed $729,000 of pre-tax income.

    Cumulative Effect of Change in Accounting Principle.  During the current period we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. Our use of derivatives has been limited to an interest rate swap arrangement for a notional amount of $100.0 million that we entered into in fiscal 2000. During the quarter ended September 30, 2000, we recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net loss was $53.7 million for fiscal year 2001, a fluctuation of $118.7 million from net income of $65.0 million for fiscal year 2000. Included in income from operations was $129.4 million in impairment, restructuring and other charges, a $7.0 million net after tax loss on the disposal the racetrack assets, $4.8 million in liquidated damages, $2.2 million in inventory writedowns, and $1.7 million of stock-based compensation expense related to the immediate vesting of restricted stock.

    Diluted loss per share of $3.13 for fiscal year 2001, compares unfavorably to diluted earnings per share of $2.70 for fiscal year 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

Gaming Operations

    Total revenues from the gaming operations segment were $183.6 million for fiscal year 2000, an increase of $64.6 million or 54% from $119.0 million for historical year 1999. The additions of slot machine operations at Sunland Park Racetrack & Casino and the Montana route operation, which occurred due to the Powerhouse acquisition, accounted for the increase in historical revenues by contributing approximately $65.2 million to revenues in fiscal year 2000. In addition, our Nevada route operation revenues increased by approximately $3.0 million. This increase was offset by decreased revenues at our Colorado casinos of approximately $3.0 million as a result of the increased competition in these markets.

    On a pro forma basis, revenues from gaming operations for the year ended June 30, 2000 increased $30.2 million or 20% from pro forma revenues for the year ended June 30, 1999. This increase is primarily due to the commencement of slot machine operations at Sunland Park in February 1999 which contributed increased revenues of $28.3 million.

    Costs of gaming operations revenue were $118.3 million for fiscal year 2000, an increase of $54.1 million or 84% from $64.2 million in fiscal year 1999. Gaming operations gross margin decreased to 36% during fiscal year 2000 from 46% during fiscal year 1999. The addition of Sunland Park and the Montana route operation contributed approximately $45.8 million to costs of gaming operations during the fiscal year 2000. The remaining increase is due primarily to increased costs of approximately $4.3 million at our Colorado casinos resulting from increased competition, and to a lesser extent, increased costs of approximately $1.8 million in the Nevada route operation as a result of increased revenues.

    On a pro forma basis, costs of gaming operations increased $28.4 million or 32% during the year ended June 30, 2000 versus pro forma costs of $89.9 million for the year ended June 30, 1999. This increase is due primarily to the commencement of casino operations at Sunland Park in February 1999. Gaming operations gross margin decreased to 36% during the year ended June 30, 2000 from 41% during the pro forma year ended June 30, 1999. This is due primarily to the commencement of casino operations at the Sunland Park and the growth in Nevada route operation costs, both of which have lower margins than the Colorado casino operations that historically accounted for a greater percentage of gaming operations revenue. The decrease in gross margin is also the result of decreased margins at our Colorado casinos, which are the result of increased competition.

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

    Costs of gaming systems were $105.1 million during the year ended June 30, 2000, an increase of $14.1 million or 16% on a pro forma basis from the pro forma costs for the year ended June 30, 1999, due primarily to increased revenues. The gross margin remained constant at 42% in fiscal 2000 and the pro forma 1999 year.

Gaming Machines

    Revenues from gaming machines were $61.3 million for the year ended June 30, 2000, an increase of $11.0 million or 22% from $50.3 million for the year ended June 30, 1999. The increase was primarily due to the addition of VLC revenues of approximately $15.9 million related to the Powerhouse acquisition and was offset by net decreases in revenues from our non-joint venture, or stand-alone, proprietary games. Revenues from stand-alone proprietary games decreased $6.8 million or 14% from $47.6 million in fiscal 1999 to $40.8 million in fiscal 2000. During the year ended June 30, 2000, our installed base of stand-alone proprietary games increased 7% from the year ended June 30,

1999. However, a decrease in the average net win per unit for the installed base of stand-alone proprietary games during the same period resulted in an overall 14% decline in stand-alone revenues.

    On a pro forma basis, revenues from gaming machines for the year ended June 30, 2000, decreased $16.1 million or 21% from the pro forma revenues of $77.3 million for the year ended June 30, 1999. This decrease is due to decreased machine sales at VLC and stand-alone proprietary game revenues. Revenues from VLC decreased $11.1 million or 42% from $27.0 million in fiscal 1999 to $15.9 million in fiscal 2000. The decrease in VLC machine sales results from declines in machine sales to governmental jurisdictions, as we lessen our focus on sales to the casino gaming market in favor of recurring revenue arrangements.

    Costs of gaming machines were $36.1 million for fiscal year 2000, an increase of $1.7 million or 5% from $34.4 million for the historical fiscal year 1999. The addition of VLC in the Powerhouse acquisition accounted for an increase in historical costs by contributing approximately $10.6 million to costs of gaming machines during fiscal year 2000. This increase was offset by a lower level of write-downs related to gaming machines within our stand-alone proprietary games operations, and to a lesser extent, by decreases in royalty expenses as a result of decreased revenues from our stand-alone games and an overall decrease in the royalty expense rate.

    Gaming machines segment gross margin increased to 41% during fiscal year 2000 from 32% during fiscal year 1999. Within the segment, in fiscal 2000, gross margins were 46% for the stand-alone proprietary games division and 33% for casino sales.

    On a pro forma basis, gaming machines segment costs decreased $17.2 million or 32% from $53.3 million in 1999 due to the decreased historical proprietary games costs and due to decreases in costs related to decreased revenues from VLC. Gaming machines segment gross margin increased to 41% during the year ended June 30, 2000 from 31% during the pro forma year ended June 30, 1999. This is due primarily to the decrease in machine sales from VLC, which has achieved lower margins historically when compared to the margins achieved in the proprietary games operations.

    Earnings of unconsolidated affiliates increased $20.0 million or 27% from $73.4 million in fiscal 1999 to $93.4 million in fiscal 2000. At June 30, 2000, there were approximately 11,300 games, primarily Wheel of Fortune®, operating within the Anchor-IGT Joint Venture, compared to approximately 6,400 games at June 30, 1999.

Other Costs

    Selling, general and administrative ("SG&A") expenses were $67.9 million for fiscal year 2000, an increase of $43.7 million or 181% from $24.2 million for fiscal year 1999. SG&A expenses as a percentage of total revenue increased to 16% during fiscal year 2000 compared to 14% during fiscal year 1999.

    During the year ended June 30, 2000, businesses acquired in the Powerhouse acquisition constituted $42.5 million, or 63%, of SG&A expenses. The remaining increase was due primarily to additional payroll and promotional costs at our Colorado Central Station Casino. On a pro forma basis, SG&A expenses for the year ended June 30, 2000 increased $3.2 million or 5% over the pro forma year ended June 30, 1999, due primarily to the historical increase noted above as well as the commencement of casino operations at Sunland Park, and to a lesser extent, increased labor costs and professional fees in our gaming systems segment.

    Research and development ("R&D") expenses were $16.5 million for fiscal year 2000, an increase of $15.3 million from $1.2 million for fiscal year 1999. During the year ended June 30, 2000, businesses acquired in the Powerhouse acquisition contributed $13.5 million in R&D expenses. To a lesser extent, the increase reflects higher R&D expenses in our proprietary games business within our gaming machines segment. The remaining increase resulted primarily from a one-time settlement received from the Ontario provincial government in the prior year, which reduced R&D expense for fiscal 1999. The Province of Ontario has mandated that the terms of the settlement be held in confidence. On a pro forma basis, R&D expenses for the year ended June 30, 2000 increased $5.5 million or 50% from $11.0 million for the pro forma year ended June 30, 1999, resulting from increased R&D expenses of the acquired operations within the gaming machines operations, as well as the historical increase noted above. In addition to the R&D expenses reflected on our financial statements, R&D costs related to the Anchor-IGT Joint Venture are recorded within the Anchor-IGT Joint Venture and are not included in the amounts disclosed as R&D in our financial statements.

    In the fourth quarter of fiscal 2000, we implemented a plan, which was not contemplated at the time of the acquisition, to restructure our VLC subsidiary. Impairment and restructuring charges of $2.6 million were incurred in fiscal 2000 in connection with the restructuring of VLC. (See Note 6 to the consolidated financial statements.)

    Acquired in-process research and development of $17.5 million in fiscal year 1999 was incurred in connection with the Powerhouse acquisition. This non-recurring expense represents the value of the research and development projects that were in various stages of completion at the date of the acquisition. There was no income tax benefit as a result of this expense, thereby increasing our effective tax rate for fiscal 1999. (See Note 3 to the consolidated financial statements.)

    Depreciation and amortization expense was $51.0 million for fiscal year 2000, an increase of $33.6 million or 193% from $17.4 million for historical fiscal year 1999. During the year ended June 30, 2000, businesses acquired from Powerhouse contributed $29.8 million in depreciation and amortization expense. The remaining increase resulted from increased depreciation expense incurred in the gaming machine operations. On a pro forma basis, depreciation and amortization for the year ended June 30, 2000 increased $9.0 million or 22% from the pro forma year ended June 30, 1999, due primarily to increased depreciation and amortization expense incurred at AWI and Sunland Park. Depreciation increased at AWI primarily due to the capital expenditures associated with fiscal 2000 domestic contract implementations. The Sunland Park increase related to the commencement of gaming operations in February 1999.

    Income from Operations.  As a result of the factors discussed above, income from operations was $121.3 million for fiscal year 2000, an increase of $37.5 million or 45% from $83.8 million for historical fiscal year 1999 and $13.4 or 12% on a pro forma basis from the year ended June 30, 1999. Excluding the $17.5 million charge for acquired in-process research and development, income from operations for fiscal year 1999 would have been $101.3 million.

    Other Income (Expense).  Interest income was $2.0 million for fiscal year 2000, a decrease of $1.9 million or 49% from $3.9 million for historical fiscal year ended 1999. The decrease is due to decreased cash balances for investment as a result of spending for the Powerhouse acquisition. Interest expense of $16.5 million for fiscal year 2000, an increase of $16.4 million from historical fiscal year 1999, is the result of borrowings associated with the Powerhouse acquisition. As a result of the factors discussed above, net other expense was $14.0 million for fiscal year 2000 compared to net other income of $3.1 million for fiscal year 1999.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net income was $65.0 million for fiscal year 2000, an increase of $17.5 million or 37% from $47.5 million for fiscal year 1999. On a pro forma basis, net income for fiscal 2000 increased $7.5 million or 13% from the pro forma fiscal 1999 year.

    Diluted earnings per share were $2.70 for fiscal year 2000, an increase of $0.79 per share from the $1.91 diluted earnings per share for fiscal year 1999 primarily due to the $17.5 million in-process research and development charge in fiscal 1999.

Liquidity and Capital Resources

Cash flows

    At June 30, 2001, we maintained $24.1 million in cash and equivalents, $17.8 million in working capital, and $166.6 million available under a revolving credit facility, compared with cash and equivalents at June 30, 2000 of $25.9 million, working capital of $41.7 million, and $75.9 million available under a revolving credit facility. To fund the acquisition of Powerhouse Technologies, Inc., we borrowed $210.0 million on a new $300.0 million senior unsecured reducing revolving credit facility. In October 2000, we amended this credit facility to increase the maximum borrowings, subject to certain covenants, to $325.0 million. Amounts drawn on the senior credit facility bear interest at variable rates based on LIBOR plus an applicable margin or prime rate plus an applicable margin, at our option. All borrowings under the senior credit facility are due on June 30, 2004. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150.0 million. We have agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. We believe we are in compliance with applicable covenants at June 30, 2001. Because of the magnitude of the impairment, restructuring and other charges incurred during fiscal 2001 and their effect on these debt covenants, the Company will not have the ability to repurchase stock, make certain investments and pay dividends until the Company exceeds certain accumulated profit thresholds. Management believes these levels will be attained around March 2002.

    We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that both operations and draws on our senior credit facility will provide the capital needed for continued business growth.

    During fiscal year 2001, operating activities provided $110.6 million in cash flows despite $53.7 million in net loss, compared with $110.7 million in cash flows on $65.0 million in net income during fiscal year 2000. Net income in fiscal year 2001 included non-cash expenses (including depreciation and amortization and impairment, restructuring and other charges as well as stock compensation) of approximately $179.5 million compared with non-cash expenses in fiscal year 2000 of approximately $63.7 million. Significant non-cash expenses in 2001 included approximately $122.3 million in impairment and restructuring charges and $54.1 million of depreciation and amortization. Also in fiscal 2001, we recognized earnings in the unconsolidated affiliates that were approximately $12.9 million greater than cash distributions to us compared to $13.1 million in excess earnings in fiscal 2000.

Investing Activities and Capital Expenditures

    In fiscal year 2001, we had cash outflows for investing activities of $54.2 million, primarily related to the purchase and installation of assets for domestic and international lottery contracts in Florida, Pennsylvania and other jurisdictions and the acquisition of an additional interest in development and management fees derived from operation of the Pala Casino in San Diego. Contributing to a lesser extent were purchases of gaming machines and equipment used in our gaming machines and gaming operations segments, and the manufacture and purchase of wagering equipment used in our pari-mutuel operations. We selectively pursue opportunities to win additional and retain existing on-line wagering contracts. If successful in obtaining new state lottery contracts, depending on the size of the jurisdictions served, we may be required to secure additional funding for the related capital expenditures. During fiscal year 2000 cash outflows for investing activities of $108.3 million primarily related to the purchase and installation of assets for domestic and international lottery jurisdictions.

    Our capital expenditure budget for fiscal 2002 is estimated to be between $20.0 and $40.0 million. We believe that cash flows from operations, borrowings under our senior credit facility, and existing cash balances will be adequate to satisfy our anticipated uses of capital during fiscal year 2002. We are, however, continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our debt agreements.

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

Racetrack Asset Sale Transactions

    In conjunction with the stock purchase transaction with the Fulton family, we sold Stanley E. Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the Company's 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of our obligations under the promissory notes to Stanley E. Fulton discussed previously. We retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The sales were completed in December 2000. We recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million.

Stock Transaction and Debt Issuance

    On October 17, 2000, we acquired approximately 9.2 million shares of our common stock owned by our founder, Stanley E. Fulton, and members of his family (the "Fulton family") for a purchase price of $33.306 per share. To fund this transaction, on October 17, 2000, we completed the sale of $250.0 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10% and paid approximately $8.0 million in debt issue costs. The Notes require semi-annual interest payments in April and October and are guaranteed by all of our existing significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations; and (iv) certain dispositions of assets. We believe we are in compliance with the covenants at June 30, 2001. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to us.

    The purchase consideration for the shares comprised $240.0 million in cash and $66.0 million of 11% promissory notes that Stanley E. Fulton received for a portion of the shares he sold. The promissory notes were canceled in the racetrack asset sale transaction. (See Note 5 to the consolidated financial statements.)

Pala Guaranty

    Under the terms of our development and management agreements with the Pala Band of Mission Indians, which we executed in September 1999, we agreed to assist the Pala tribe in obtaining financing for the construction and operation of Pala Casino and to advance funds during the design and development stages. The Pala tribe secured a $100.0 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to receiving financing, we agreed to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. We executed a guaranty that remains in effect until the earlier of either repayment in full of all guaranteed financial obligations under the loan agreement or delivery to lenders of a leasehold mortgage on Pala Casino if it has been in operation for at least twelve months and specified financial and leverage thresholds have been met. The guaranty will also be released 60 days following the date on which we or any of our affiliates cease to be the manager of Pala Casino, unless lenders have demanded payment of outstanding obligations from the Pala tribe during such period. At June 30, 2001 the balance on this credit facility was $89.7 million.

    Anchor Pala Development LLC, our wholly-owned subsidiary, receives development fees based on the actual total project costs and a project fee based on net gaming and non-gaming Pala Casino revenues. As additional consideration for all costs, risks, restrictions and expenses associated with providing the guaranty, we receive fees based primarily on a percentage of the outstanding loan balance.

Liquidated Damages Under On-line Lottery Contracts

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

Stock Repurchase Program

    We have repurchased 140,000 shares since June 30, 2000, in addition to the stock repurchase transaction with the Fulton family. We have 1,502,000 authorized shares remaining under the most recently approved stock repurchase program. Because of the magnitude of the impairment, restructuring and other charges and their effect on these debt covenants, we will not have the ability to repurchase stock, make certain investments and pay dividends until we exceed certain accumulated profit thresholds. We believe these levels will be attained around March 2002. During fiscal 2000, we repurchased 1.1 million shares at a cost of $22.3 million, and during fiscal 1999, we repurchased 1.6 million shares at a cost of $40.3 million. Under our senior credit facility, we may repurchase during any fiscal year 50% of our prior fiscal year net income, plus an additional one-time $35.0 million during the term of the facility.

Working Capital Requirements

    In addition to cash requirements needed for the purchase and construction of capital equipment, we require working capital to finance customer receivables and inventory levels. At June 30, 2001, notes receivable from customers totaled $19.4 million, primarily resulting from sales of gaming machines. We intend to discontinue the sale of slot machines to casinos after September 30, 2001. Financing gaming machine sales over short periods is common in the gaming machine sales industry, and most of our customer notes range from one to two years, with interest rates of up to 14%. Some international and domestic receivables have repayment periods of up to nine years.

    We continually seek opportunities to expand our gaming-oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming-oriented business and depending on the amount of funding required, we may be required to obtain additional financing.

Reclassifications

    We have reclassified our presentation of earnings from unconsolidated joint venture operations. Previously, we reported earnings from unconsolidated joint ventures as a component of gaming machine revenues. Prospectively, we will report the net results of unconsolidated joint ventures as a separate component of operating income on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates". Also, due to the adoption of recently issued accounting standards (see discussion of "Recently Issued and Adopted Accounting Standards" below), the Company now recognizes the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Certain other amounts in the 1999 and 2000 financial statements have been reclassified to conform with the presentation used in the 2001 financial statements.

Recently Issued and Adopted Accounting Standards

    During the quarter ended March 31, 2001, the Company adopted Emerging Issues Task Force No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The standard requires that the Company recognize the estimated cost associated with its customer loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. All prior periods presented have been restated. As a result of the adoption of this standard, the Company reduced revenues $6.2 million and $7.4 million for the years ended June 30, 1999 and June 30, 2000, respectively. The decreases in revenue were offset by corresponding decreases in costs of revenues; there was no effect on net income.

    During the quarter ended September 30, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." This statement establishes accounting and reporting standards for derivative instruments and requires that all derivatives be marked-to-market on an ongoing basis. The Company's use of derivatives was limited to an interest rate swap arrangement for a notional amount of $100.0 million that the Company entered into in fiscal 2000. During the quarter ended September 30, 2000, the Company recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The adoption of SAB 101 did not have an effect on the Company's consolidated financial position or results of operation.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on July 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on our future goodwill and intangible assets amortization expense.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt and our investment in the Anchor-IGT Joint Venture.

    The principal balance of floating rate debt at June 30, 2001, was $157.0 million. In June 1999, we entered into a $300.0 million unsecured revolving credit facility (the "Credit Facility") expiring June 30, 2004. The Credit Facility was amended in October 2000 and the availability under the facility was increased to $325.0 million. At our option, the Credit Facility bears interest at a base rate approximating prime, plus an applicable margin or LIBOR plus an applicable margin. Principal payments are required on each quarterly reducing date to the extent that total indebtedness outstanding under the facility exceeds the reduced amount of the available facility. To reduce the risks of rising interest rates, we selectively use financial instruments. In fiscal 2000, we entered into an interest rate swap agreement for a notional amount of $100.0 million that was canceled in October 2000.

    In October 2000, we issued $250.0 million face amount of 9.875% senior subordinated notes due October 2008 that were priced to yield 10%. The fair value of these notes at June 30, 2001 was $273.1 million. A 10% change in interest rates would change the market value approximately $13.0 million.

    The profitability of our investment in the Anchor-IGT Joint Venture is also affected by changes in interest rates. The Anchor-IGT Joint Venture records expenses for future jackpots based on current rates for government securities and bank debt instruments of varying maturities, which are used to fund liabilities to winners. As interest rates decline, our equity in the earnings of the Anchor-IGT Joint Venture also decline. We estimate that a 10% decline in interest rates would have reduced our equity in the earnings of the joint venture by approximately $2.5 million.

    We do not have any cash or cash equivalents at June 30, 2001 that are subject to market risk based on changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of June 30, 2001, we had accounts and notes receivable denominated in Canadian currency of $2.0 million (6% of total receivables) and $600,000 (2% of total receivables) denominated in Australian currency. All foreign receivables are expected to be collected within 12 months. We do not currently hedge against foreign currency exposure.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Anchor Gaming and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Anchor Gaming and Subsidiaries (the "Company") as of June 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended June 30, 2001. Our audits also include the financial statement schedule listed in the index at Item 14(d). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Anchor Gaming and Subsidiaries at June 30, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Las Vegas, Nevada
August 18, 2001

ANCHOR GAMING
CONSOLIDATED BALANCE SHEETS

	June 30,
	2000	2001
	(In thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$25,883	$24,147
Accounts and notes receivable, net	38,459	33,404
Inventory, net	17,378	14,810
Other current assets	11,339	11,987

Total current assets	93,059	84,348
Property and equipment, net	200,976	123,628
Goodwill, net	117,218	15,593
Other intangible assets, net	50,766	47,915
Investments in unconsolidated affiliates	66,822	77,454
Other long-term assets	19,878	57,492

Total assets	$548,719	$406,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$17,777	$9,882
Current portion of long-term debt	1,524	676
Income tax payable	1,858	10,241
Other current liabilities	30,177	45,799

Total current liabilities	51,336	66,598
Long-term debt, net of current portion	222,770	406,124

Total liabilities	274,106	472,722

Minority interest in consolidated subsidiary	4,093	4,263

Commitments and contingencies (see Note 20)
Stockholders' equity (deficiency):
Preferred stock, $.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2000 and 2001	—	—
Common stock, $.01 par value, 50,000,000 shares authorized, 28,099,700 issued and 23,051,414 outstanding at June 30, 2000, 29,240,328 issued and 14,859,642 outstanding at June 30, 2001	281	292
Treasury stock at cost, 5,048,286 shares at June 30, 2000, 14,380,686 shares at June 30, 2001	(115,342)	(429,214)
Additional paid-in capital	124,218	156,001
Deferred compensation	—	(5,325)
Retained earnings	261,363	207,691

Total stockholders' equity (deficiency)	270,520	(70,555)

Total liabilities and stockholders' equity (deficiency)	$548,719	$406,430

See notes to consolidated financial statements.

ANCHOR GAMING
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	1999	2000	2001
	(Dollars in thousands, except per share data)
Revenues:
Gaming operations	$119,001	$183,631	$160,757
Gaming systems	—	180,585	168,353
Gaming machines	50,309	61,276	55,338

Total revenues	169,310	425,492	384,448

Costs of revenues:
Gaming operations	64,187	118,301	104,247
Gaming systems	—	105,082	126,364
Gaming machines	34,401	36,142	25,663

Total costs of revenues	98,588	259,525	256,274

Gross margin	70,722	165,967	128,174

Other costs:
Selling, general and administrative	24,243	67,915	66,309
Research and development	1,173	16,528	13,223
Acquired in-process research and development	17,500	—	—
Depreciation and amortization	17,380	50,951	54,155
Impairment, restructuring and other charges	—	2,641	129,398

Total other costs	60,296	138,035	263,085

Earnings of unconsolidated affiliates	73,389	93,404	136,154

Income from operations	83,815	121,336	1,243

Other income (expense):
Interest income	3,850	1,998	2,333
Gain on sale of racetrack assets	—	—	8,051
Interest expense	(113)	(16,475)	(35,706)
Other income	47	1,119	96
Minority interest in earnings of consolidated subsidiary	(670)	(608)	(814)

Total other income (expense)	3,114	(13,966)	(26,040)

Income (loss) before provision for income taxes	86,929	107,370	(24,797)
Income tax provision	39,422	42,411	28,999

Net income (loss) before cumulative effect of change in accounting principle	47,507	64,959	(53,796)
Cumulative effect of change in accounting principle, net of taxes of $81	—	—	124

Net income (loss)	$47,507	$64,959	$(53,672)

Basic earnings (loss) per share, before cumulative effect of change in accounting principle	$1.95	$2.74	$(3.14)
Cumulative effect of change in accounting principle	—	—	0.01

Basic earnings (loss) per share	$1.95	$2.74	$(3.13)

Weighted average shares outstanding	24,328	23,666	17,146

Diluted earnings (loss) per share, before cumulative effect of of change in accounting principle	$1.91	$2.70	$(3.14)
Cumulative effect of change in accounting principle	—	—	0.01

Diluted earnings (loss) per share	$1.91	$2.70	$(3.13)

Weighted average common and common equivalent shares outstanding	24,856	24,023	17,146

See notes to consolidated financial statements.

ANCHOR GAMING
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

	Common Stock		Treasury Stock
					Additional Paid-in Capital	Deferred Compen- sation	Retained Earnings
	Shares	Amount	Shares	Amount				Total
	(In thousands)
Balance — July 1, 1998	27,516	$276	(2,330)	$(52,732)	$114,041		$148,897	$210,482
Stock issued for exercise of options	168	1			1,769			1,770
Treasury shares purchased			(1,620)	(40,311)				(40,311)
Tax effects of stock option transactions					905			905
Net income							47,507	47,507

Balance — June 30, 1999	27,684	277	(3,950)	(93,043)	116,715		196,404	220,353
Stock issued for exercise of options	416	4			5,608			5,612
Treasury shares purchased			(1,098)	(22,299)				(22,299)
Tax effects of stock option transactions					1,895			1,895
Net income							64,959	64,959

Balance — June 30, 2000	28,100	281	(5,048)	(115,342)	124,218		261,363	270,520
Stock issued for exercise of options	900	9			15,561			15,570
Restricted stock issued	240	2			8,038	$(8,040)
Restricted stock vesting						2,715		2,715
Treasury shares purchased			(9,333)	(313,872)				(313,872)
Tax effects of stock option issuances and restricted stock transactions					8,184			8,184
Net loss							(53,672)	(53,672)

Balance — June 30, 2001	29,240	$292	(14,381)	$(429,214)	$156,001	$(5,325)	$207,691	$(70,555)

See notes to consolidated financial statements.

ANCHOR GAMING
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	1999	2000	2001
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$47,507	$64,959	$(53,672)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,369	50,951	54,155
Acquired in-process research and development	17,500	—	—
Impairment, restructuring and other charges	—	2,641	122,295
Unconsolidated affiliates' distributions in excess of earnings (earnings in excess of distributions)	3,586	(13,097)	(12,884)
Other non-cash expenses, gains and losses, net	8,273	10,075	3,034
(Increase) decrease in assets, net of acquisitions:
Accounts receivable	1,839	(447)	(163)
Inventory	1,238	1,509	1,356
Other assets	1,603	(1,340)	(761)
Increase (decrease) in liabilities, net of acquisitions:
Accounts payable	1,836	(3,294)	(7,880)
Income tax payable	(11,110)	2,756	(12,760)
Other liabilities	(2,986)	(4,003)	17,853

Total adjustments	39,148	45,751	164,245

Net cash provided by operating activities	86,655	110,710	110,573

Cash flows from investing activities:
Expenditures for property and equipment, intangible assets and other assets	(13,957)	(82,586)	(36,939)
Cash paid for acquisition of Powerhouse, net of cash acquired	(71,674)	—	—
Proceeds from sales of assets	—	339	1,441
Issuance of notes receivable	(859)	(166)	(5,930)
Advances to joint venture and investments in unconsolidated subsidiary	—	(27,500)	—
Principal reductions on notes receivable	1,074	1,885	6,012
Acquisition of subsidiary and other, net	—	(253)	(18,737)

Net cash used in investing activities	(85,416)	(108,281)	(54,153)

Cash flows from financing activities:
Proceeds from borrowing	—	56,500	318,937
Repayment of long-term debt	—	(49,061)	(136,580)
Proceeds from sale of stock	1,770	5,612	15,570
Payments to acquire treasury stock	(40,311)	(22,299)	(247,871)
Loan fees paid	(3,050)	(133)	(8,212)

Net cash used in financing activities	(41,591)	(9,381)	(58,156)

Net decrease in cash and cash equivalents	(40,352)	(6,952)	(1,736)
Cash and cash equivalents, beginning of year	73,187	32,835	25,883

Cash and cash equivalents, end of year	$32,835	$25,883	$24,147

Supplemental disclosure of cash flow information:
Cash paid for interest, including capitalized interest	$55	$17,003	$28,043

Cash paid for income taxes	$50,532	$32,592	$41,798

ANCHOR GAMING
CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)

	Years Ended June 30,
	1999	2000	2001
	(In thousands)
Supplemental schedule of non-cash investing and financing transactions:
Acquisition of Powerhouse:
Fair value of assets and liabilities acquired:
Current assets, other than cash	$56,541
Property and equipment	103,927
Identifiable intangible assets	33,522
Goodwill	115,877
Other long-term assets	4,750
Accounts payable	(13,243)
Notes payable	(6,856)
Other liabilities	(24,164)
Acquired in-process research and development expensed	17,500

	287,854
Debt incurred	(210,000)
Other liabilities incurred	(6,180)

Cash paid, net of cash acquired	$71,674

Stock repurchase through issuance of note payable			$66,000
Sale of racetrack assets:
Carrying value of assets sold:
Current assets, other than cash			$380
Property and equipment, net			22,923
Goodwill			29,885
Other intangibles and long-term assets			3,770

			56,958
Note payable forgiven in exchange for racetrack assets			(66,000)
Pre-tax gain on sale			8,051

Operating cash sold (included in investing activities)			$(991)

See notes to consolidated financial statements.

ANCHOR GAMING
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    Anchor Gaming ("Anchor" or the "Company") is a diversified gaming company that operates through three business segments: gaming machines, gaming operations and gaming systems. The gaming machines segment consists of two business units. These include its joint venture with International Game Technology ("IGT") through which Anchor and IGT distribute proprietary gaming machines to casinos primarily on wide area progressive systems and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams. Gaming operations are currently conducted primarily through five business units. These include the Colorado Central Station Casino, the Colorado Grande Casino, the Company's 68% interest in a development contract and seven year management contract with the Pala Band of Mission Indians to develop and manage a casino and entertainment facility in northern San Diego County, California that opened on April 3, 2001, and gaming machine route operations in both Nevada and Montana. See Note 6 for discussion of the plan to sell the Montana route assets. The gaming systems segment consists of three business units. These include Automated Wagering International ("AWI"), an on-line lottery company; VLC, a company that develops and distributes video lottery central systems and video lottery terminals to government-controlled jurisdictions; and United Tote, a pari-mutuel wagering system company.

2.  Summary of Significant Accounting Policies

Basis of Consolidation

    The accompanying consolidated financial statements include the accounts of Anchor and subsidiaries (collectively, "Anchor" or the "Company"). All significant intercompany accounts and transactions have been eliminated. The financial position and operating results of Colorado Grande Enterprises, Inc. and Anchor Partners, LLC are included in the consolidated financial statements as 80% and 51% consolidated subsidiaries, respectively.

Cash and Cash Equivalents

    The Company considers short-term, highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents. All of the Company's investment securities mature in three months or less from the date of purchase. The estimated fair value of the Company's portfolio of investment securities at June 30, 2000 and 2001 approximates amortized cost due to the short-term nature of the portfolio.

Fair Value of Financial Instruments (other than long-term debt)

    The carrying value of the Company's cash and cash equivalents, trade and notes receivables, and trade payables approximates fair value primarily because of the short maturities of these instruments or because their interest rates approximate market rates. The Company estimates fair value of its long-term receivables and obligations based on quoted market prices or on the current rates offered to the Company for instruments of the same remaining maturities. The estimated fair values of the obligations closely approximated the carrying values at June 30, 2000 and 2001.

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

Property and Equipment

    Property and equipment are stated at the lower of cost or fair value. Ordinary maintenance and repairs are charged to expense as incurred. Equipment acquired under capital leases is recorded at the lower of the present value of minimum lease payments at the beginning of the lease term or the fair market value of the asset at the inception of the lease. The Company manufactures equipment used in the provision of services pursuant to long-term contracts.

    Costs that materially increase the life or value of existing assets are capitalized. Assets that have been placed in service are depreciated on a straight-line basis over their estimated useful lives or the life of the related contract (including executed contract extensions). Leasehold improvements and equipment purchased under capital lease are depreciated or amortized over the shorter of the lease term or the estimated useful lives of the assets on a straight-line basis. The Company evaluates the potential impairment of long-lived assets when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. If it is determined that the carrying value of long-lived assets may not be recoverable based upon the relevant facts and circumstances, the Company estimates the future undiscounted cash flows (grouped at the company wide level) expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying value of the asset, the Company will recognize an impairment loss for the difference between the carrying value of the asset and its fair value. See Note 6 for a discussion of asset impairments recorded in fiscal 2000 and 2001.

Deferred Loan Fees and Capitalized Interest

    Deferred loan costs of $2,722,000 and $9,385,000 at June 30, 2000 and 2001 are included in other long-term assets on the consolidated balance sheets and are amortized over the life of the respective loans using the straight-line amortization method. The Company capitalizes interest costs associated with debt incurred in connection with major construction projects. Interest capitalization ceases once the project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with such construction projects, the Company capitalizes interest on amounts expended on the project at the Company's weighted average cost of borrowed money. During the year ended June 30, 2000, interest of $860,000 was capitalized for construction of long-term assets. No interest was capitalized during the year ended June 30, 1999, or the year ended June 30, 2001.

Goodwill and Intangible Assets

    Goodwill primarily includes the excess of purchase price over fair value of net assets acquired in conjunction with the June 29, 1999 acquisition of Powerhouse Technologies, Inc. ("Powerhouse" and the "Powerhouse Acquisition"). Goodwill is amortized on a straight-line basis over periods ranging from 3 to 30 years. Accumulated amortization was $5,698,000 and $1,925,000 at June 30, 2000 and 2001, respectively. See Note 3 for further discussion of intangible assets.

    Goodwill and intangible assets are evaluated for recoverability under the requirements of Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" whenever impairment indicators are present. The Company regularly evaluates the recoverability of goodwill and other acquired intangible assets. The carrying value of such assets would be reduced through a direct charge if, in management's judgment, it was probable that projected future operating income (before amortization of goodwill and other acquired intangible assets) would not be sufficient on an undiscounted basis to recover the carrying value. Operating earnings considered in such an analysis are those of the entity acquired. See Note 6 for a discussion of asset impairments recorded in fiscal 2000 and 2001.

Revenue Recognition

    In accordance with industry practice, the Company recognizes gaming revenues as the net win from gaming operations, which is the difference between amounts wagered by customers and payments to customers. Revenue derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements is recognized as it accrues. Revenue is normally recognized based on the Company's share of coins wagered, on its share of net winnings, or on the lease rate. Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates accrued to customers as part of the Company's loyalty programs.

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

    Systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts. Liquidated damages are expensed in the period in which they are determined to be probable and estimated.

Interest Rate Swap

    During fiscal 2000, the Company entered into interest rate swap agreements to effectively change a variable rate liability to a fixed liability. Amounts paid under interest rate swap agreements were accrued as interest rates change and recognized as an adjustment to interest expense. During the quarter ended September 30, 2000, in conjunction with the implementation of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133"), the Company recorded an asset related to this swap and a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

Research and Development

    Research and development costs are expensed as incurred.

Reclassifications

    The Company has reclassified the presentation of earnings from unconsolidated joint venture operations. Previously, the Company reported earnings from unconsolidated joint ventures as a component of gaming machine revenues. Prospectively, the Company will report the net results of unconsolidated joint ventures as a separate component of operating income on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates." Also, due to the adoption of recently issued accounting standards, the Company now recognizes the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Certain other amounts in the 1999 and 2000 financial statements have been reclassified to conform with the presentation used in the 2001 financial statements.

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

Recently Issued and Adopted Accounting Standards

    During the quarter ended March 31, 2001, the Company adopted Emerging Issues Task Force No. 00-22, "Accounting for "Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The standard requires that the Company recognize the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. All prior periods presented have been restated. As a result of the adoption of this standard, the Company reduced revenues $6.2 million and $7.4 million for the years ended June 30, 1999 and June 30, 2000, respectively. The decreases in revenue were offset by corresponding decreases in costs of revenues; there was no effect on net income.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The adoption of SAB 101 did not have an effect on the Company's consolidated financial position or results of operation.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS 141"), "Business Combinations," and SFAS No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on July 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on our future goodwill and intangible assets amortization expense.

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

    The Powerhouse Acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the results of operations of any acquired company are to be included in the acquirer's financial statements since the date of acquisition. The closing of the Powerhouse Acquisition occurred virtually concurrent with the end of the Company's fiscal year ended June 30, 1999 and, as a result, the financial statements of the Company for the year ended June 30, 1999 do not include any results of operations or cash flows related to Powerhouse except for a charge for acquired in-process research and development of $17.5 million that was recorded in fiscal 1999.

    The excess of the purchase price over the fair value of the net assets acquired, of approximately $116 million, was recorded as goodwill. In addition, identifiable intangible assets of approximately $33 million were recorded. During the year ended June 30, 2000, and for the first part of fiscal 2001, the goodwill was being amortized over periods between 30 and 40 years and intangible assets were being amortized on a straight-line basis over periods ranging from 3 to 20 years. In the third quarter of fiscal 2001, it was determined that certain of these assets were impaired. See Note 6 for a discussion of asset impairments recorded in fiscal 2000 and 2001. In addition, certain operations associated with goodwill were sold. The remaining goodwill is being amortized over a period of 30 years. Also in conjunction with the impairment, the lives of certain intangible assets were reevaluated and are now being amortized over periods ranging from 3 to 10 years.

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

4.  Stock Purchase Transaction and Debt Issuance

    On October 17, 2000, Anchor acquired approximately 9.2 million shares of its common stock owned by its founder, Stanley E. Fulton, and members of his family (the "Fulton family") for a purchase price of $33.306 per share. To fund this transaction, on October 17, 2000, Anchor completed the sale of $250 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10% and paid approximately $8 million in debt issue costs. The Notes require semi-annual interest payments in April and October and are guaranteed by all of Anchor's existing significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations; and (iv) certain dispositions of assets. We believe we are in compliance with the covenants at June 30, 2001. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to the Company. Because of the magnitude of the impairment, restructuring and other charges incurred in fiscal 2001 (see Note 6) and their effect on these debt covenants, the Company will not have the ability to repurchase stock, make certain investments and pay dividends until the Company exceeds certain accumulated profit thresholds. Management believes these levels will be attained around March 2002.

    Anchor also amended its existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million.

    The purchase consideration for the shares comprised $240 million in cash and $66 million of 11% promissory notes that Stanley E. Fulton received for a portion of the shares he sold. The promissory notes were canceled in the racetrack asset sale transaction (see Note 5).

    In conjunction with the stock purchase transaction and racetrack asset sale, Anchor has executed a 10-year consulting agreement with Stanley Fulton. Under the terms of the agreement, Mr. Fulton will receive an annual salary to $245,000 per year and executive-level benefits for 10 years in consideration of consulting services that he will provide.

5.  Racetrack Asset Sale Transactions

    In conjunction with the stock purchase transaction with the Fulton family, the Company sold Stanley E. Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the Company's 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of the Company's obligations under the promissory notes to Stanley E. Fulton discussed previously. Anchor retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The sales were completed in December 2000. Anchor recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million. For the quarter ended December 31, 2000, $1.0 million in interest expense was incurred on the promissory notes to Stanley E. Fulton while the operations of Sunland Park Racetrack & Casino contributed $729,000 of pre-tax income.

6.  Impairment and Restructuring Charges

Impairment Charge

FISCAL 2001

    During fiscal 2001, the Company, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), recorded impairment charges of $119.5 million. Goodwill, intangible assets and property, plant and equipment were impaired $68.4 million, $17.1 million and $34.0 million, respectively. These charges are composed of the elements below.

  •
  The first element is a charge of $111.6 million to adjust the carrying value of the Company's goodwill, intangible assets and property, plant and equipment at its AWI subsidiary to their fair values. The Company incurred significant operating losses at AWI in the first three quarters of fiscal

    2001. During the third quarter of fiscal 2001, the following events occurred that changed the Company's projected cash flows from the operations of AWI:

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

 As a result of the impairment charge, depreciation and amortization related to the impaired assets will decrease in future periods. However, in conjunction with the review for impairment, the estimated lives of certain long-lived assets were reviewed, which resulted in the acceleration of amortization expense for certain intangible assets.

  •
  The second element is a charge of $7.9 million to adjust the carrying value of the Montana route assets to net realizable value at March 31, 2001. In the third quarter of fiscal 2001, management of the Company committed to a plan to sell these assets by March 31, 2002. The fair value of the assets was determined based upon a discounted cash flow analysis and is included in other current assets on the June 30, 2001 consolidated balance sheet. The Company will not depreciate or amortize any of the long-term assets of the Montana route while they are held for disposal. For the years ended June 30, 2000 and 2001, the operations of the Montana route contributed the following amounts:

	Years Ended June 30,
(In thousands)
	2000	2001
Revenues	$20,497	$19,896
Expenses	18,933	18,270
Operating income	1,564	1,626
Net income	942	1,003

Restructuring and Other Charges

    In the third quarter of fiscal 2001, the Company commenced a restructuring plan (primarily at AWI), which continued in the fourth quarter. Total restructuring and other charges were $9.9 million for fiscal 2001. The major components of the charges relate to the consolidation of operations within existing facilities, the termination of certain contracts for leases and consulting, and the elimination of positions. Management of the Company believes that all activities under the restructuring plan were substantially complete by the end of fiscal 2001.

    The restructuring charges of $7.5 million include charges related to termination benefits for certain executives that were terminated from AWI as well as charges relating to severance packages for approximately 130 employees in the AWI, VLC and Anchor Games subsidiaries. Severance costs related to voluntary separations are charged to earnings when the employee accepts the offer. In March 2001, the Company announced plans to close AWI's corporate headquarters in Atlanta, Georgia and relocate some of these functions to its facility in Clifton, New Jersey. The charge to earnings for the severance packages of the Atlanta employees was recorded in the June 2001 quarter, as employees had made decisions relative to the separation offers.

    Contractual exit cost charges relate to the Company's non-cancelable obligations for lease and consulting contracts. The Company's lease obligations have been reduced by an estimate of sublease income. Also in the third quarter of fiscal 2001, the Company decided to terminate certain AWI consulting contracts in the technical development area. Other charges of $2.4 million consist of inventory write-downs related to the Company's decision to terminate the sale of VLC slot machines to casinos after September 2001.

    A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

(In thousands)	Asset Impairment Charges	Separation Costs	Contractual Exit Costs	Other	Total
Charge	$119,470	$2,775	$4,708	$2,445	$129,398
Cash expenditures	—	(1,788)	(279)	—	(2,067)
Noncash charges	(119,470)	(255)	(125)	(2,445)	(122,295)

Accrual balance June 30, 2001	$—	$732	$4,304	$—	$5,036

FISCAL 2000

    In the fourth quarter of fiscal 2000, the Company implemented a plan, which was not contemplated at the time of the acquisition, to restructure the operations of its VLC subsidiary. In connection with this plan, the Bozeman engineering and manufacturing staff were reduced and severance payments were made to these individuals. In addition, the Company cancelled the lease for a facility that was used for engineering and the leasehold improvements related to this facility were determined to have no future economic benefit to the Company. At the time of the Powerhouse Acquisition, a cost based approach was used to value the assembled workforce at VLC whereby the fair value of the assembled workforce was determined based upon the costs for search, interviewing, training and other employee-related acquisition costs. Due to the reductions in staffing related to the above event and pursuant to SFAS No. 121, the Company determined that the assembled workforce asset was impaired.

    In addition, our VLC subsidiary terminated a development project due to concerns about cost and long-term viability of the project as compared to alternative project designs. At the time of the Powerhouse Acquisition, this project was classified as core technology and assigned a value based upon the income approach (see Note 3). This project was completely abandoned and thus had no fair value at June 30, 2000. The entire book value related to this project was written off.

    As a result of the items described above, the Company recorded an impairment and restructuring charge during fiscal 2000 related to the following:

(In thousands)
Development project abandonment impairment	$1,700
Assembled workforce impairment	360
Severance payments	231
Write-down of leasehold improvements	350

$2,641

7.  Business Segments

    Anchor is a diversified gaming company that operates through three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of two business units. These include our joint venture with IGT through which Anchor and IGT distribute proprietary gaming machines to casinos primarily on wide area progressive systems and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams and, to a lesser extent, sells gaming machines. The wholly-owned gaming machines operations within Anchor Games and the joint venture activities are viewed as a single business segment because the nature of the products in the joint venture is almost identical to the products in our wholly-owned gaming machines segment. The same management group monitors all activities related to wholly-owned gaming machines and joint venture activities. The joint venture is an integral part of our gaming machines segment. See Note 6 for discussion of discontinuance of sale of VLC slot machines to casinos. Gaming operations are currently conducted through five business units. These include the Colorado Central Station Casino, the Colorado Grande Casino, and gaming machine route operations in both Nevada and Montana. See Note 6 for discussion of the plan to sell the Montana route assets. The Company also has a 68% interest in a development contract and seven year management contract with the Pala Band of Mission Indians to develop and manage a casino in Northern San Diego County, California that opened on April 3, 2001. The gaming systems segment consists of three business units. These include AWI, an on-line lottery company; VLC, a company that provides gaming products to government-controlled gaming jurisdictions; and United Tote, a pari-mutuel wagering system company.

    The Company had no gaming systems revenues prior to the Powerhouse Acquisition. Revenues and earnings of unconsolidated affiliates and income from operations for these segments are as follows:

	Years Ended June 30,
	1999	2000	2001
	(In thousands)
Revenues and earnings of unconsolidated affiliates:
Gaming machines:
Earnings of unconsolidated affiliates	$73,389	$93,404	$136,154
Wholly-owned operations	50,790	61,697	55,657

Total gaming machines	124,179	155,101	191,811
Gaming operations	119,860	184,399	161,586
Gaming systems	—	181,049	169,453
Intercompany revenues	(1,340)	(1,653)	(2,248)

Total revenues and earnings of unconsolidated affiliates	242,699	518,896	520,602
Less earnings of unconsolidated affiliates	73,389	93,404	136,154

Total revenues	$169,310	$425,492	$384,448

Income from operations (a):
Gaming machines:
Earnings of unconsolidated affiliates	$73,389	$93,404	$136,154
Wholly-owned operations	(5,434)	(13,962)	(5,078)

Total gaming machines	67,955	79,442	131,076
Gaming operations	31,447	32,487	17,100
Gaming systems	—	15,430	(140,775)
General corporate expenses	(15,587)	(6,023)	(6,158)

	$83,815	$121,336	$1,243

Depreciation and amortization:
Gaming machines	$12,406	$16,507	$15,024
Gaming operations	4,716	8,093	8,085
Gaming systems	—	20,804	26,157
Corporate	258	5,547	4,889

	$17,380	$50,951	$54,155

Capital expenditures for property and equipment, intangible assets and other assets:
Gaming machines	$8,753	$9,369	$6,862
Gaming operations	5,063	6,490	8,020
Gaming systems	—	63,354	20,824
Corporate	141	3,373	1,233

	$13,957	$82,586	$36,939

(a)
Included in income from operations for the year ended June 30, 2000, are impairment, restructuring and other charges of $1.3 million for both the gaming machines and gaming systems segments. Included in income from operations for the year ended June 30, 2001 are impairment, restructuring and other charges of $2.8 million, $8.0 million and $118.3 million related to the gaming machines, gaming operations and gaming systems segments, respectively, as well as $255,000 related to corporate operations.

	June 30,
	2000	2001
	(In thousands)
Identifiable assets:
Gaming machines	$111,882	$114,956
Gaming operations	154,950	108,131
Gaming systems	261,547	139,963
Corporate	20,340	43,380

	$548,719	$406,430

    The Company had total international revenues of approximately $13.4 and $36.2 million in fiscal 2000 and 2001, primarily within its gaming systems segment.

8.  Accounts and Notes Receivable

    The Company finances sales of gaming and systems equipment to certain customers meeting minimum credit standards. These installment notes bear interest at rates up to 14% and are to be paid over periods ranging from one to nine years. Notes receivable also include notes due from various slot route location owners with interest rates up to 10% to be paid over periods ranging from 1 month to 8 years. Accounts and notes receivable consist of the following:

	June 30,
	2000	2001
	(In thousands)
Accounts receivable, trade	$36,763	$32,871
Notes receivable	19,743	21,245

	56,506	54,116
Less allowance for doubtful accounts	(4,563)	(5,747)

Total accounts and notes receivable	51,943	48,369
Less current portion:
Accounts receivable	33,494	29,011
Notes receivable	4,965	4,393

Long-term notes receivable, net	$13,484	$14,965

    Long-term notes receivable, net, are included in other long-term assets in the accompanying consolidated balance sheet. At June 30, 2000 and 2001, approximately 14% and 19% of trade receivables, respectively, were from various governments or their designated agencies. On June 30, 2000 the Company had advanced approximately $6.5 million on behalf of the Pala Band of Mission Indians, which are included in accounts and notes receivable, net on the consolidated balance sheet at June 30, 2000. These advances were repaid subsequent to June 30, 2000. The Company, through its 51%-owned consolidated affiliate, Anchor Partners, LLC, has a receivable from Ourway Realty of $5.5 million at June 30, 2000 and June 30, 2001. The Company sold its 25% ownership interest in Ourway Realty in December 2000.

9.  Inventory

    Inventories, net of valuation reserves, consist of the following:

	June 30,
	2000	2001
	(In thousands)
Manufacturing
Raw materials	$5,901	$4,602
Work-in-process	1,593	562
Finished goods	7,740	8,226
Other finished goods	2,144	1,420

	$17,378	$14,810

    Inventory reserves were approximately $6.0 million at June 30, 2000, and $4.3 million at June 30, 2001.

10.  Property and Equipment

    Property and equipment consists of the following:

		June 30,
	Estimated Life in Years
		2000	2001
		(In thousands)
Land and improvements	15	$27,854	$19,448
Buildings and improvements	15-40	31,909	19,842
Gaming equipment	3-7	92,417	94,563
On-line wagering equipment	5-7	74,348	42,037
Pari-mutuel equipment	3-10	20,423	23,334
Furniture, fixtures and equipment	3-7	26,095	25,033
Leasehold improvements	4-31 1/2	10,442	11,004

		283,488	235,261
Less accumulated depreciation		82,512	111,633

Total		$200,976	$123,628

    See Note 6 for discussion of property impairment.

11.  Other Intangible Assets

    Other intangible assets consist of the following:

		June 30,
	Estimated Life in Years
		2000	2001
		(In thousands)
Contract implementation	5-7	$15,961	$3,846
Core technology	7-10	13,500	11,674
Customer base	7-10	11,600	8,496
Assembled workforce	3-8	3,719	3,062
Management contract	7	—	16,656
Lease acquisition	5-17	10,750	11,433
Other	1-7	4,845	6,219

		60,375	61,386
Less accumulated amortization		9,609	13,471

Total		$50,766	$47,915

    The Company acquired its core technology in the Powerhouse Acquisition, and has not capitalized any additional software development costs in the three-year period ended June 30, 2001. Contract implementation costs include the costs of implementing and installing systems used to provide services under long-term contracts. These costs are amortized over the lives of the related contracts and impairment charges were recorded in fiscal 2001 related to these costs. See Note 6 for a discussion of asset impairments in fiscal 2000 and 2001.

    In March 2001, the Company purchased an 18% interest in a contract with the Pala Band of Mission Indians to develop and manage a casino and entertainment facility in northern San Diego County, California, that opened on April 3, 2001. The purchase price is being amortized over the 7-year period of the contract. The Company previously had a 50% interest in the contract.

12.  Investments in Unconsolidated Affiliates

    The Company has investments in unconsolidated affiliates that are accounted for under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of these affiliates. Investments in unconsolidated affiliates consist primarily of a 50% interest in a joint venture (the "Anchor-IGT Joint Venture") with IGT. The primary business of the Anchor-IGT Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Anchor-IGT Joint Venture are included in earnings from unconsolidated affiliates.

    The Anchor-IGT Joint Venture has a fiscal year end of September 30. The Company and the Anchor-IGT Joint Venture have different closing cycles. As a result, certain adjustments are made to the joint venture results to conform them to the Company's reporting periods. Summarized results of operations of the Anchor-IGT Joint Venture for the years ended June 30, 1999, 2000, and 2001 are as follows:

	Years Ended June 30,
	1999	2000	2001
	(In thousands)
Revenues	$289,472	$343,015	$475,137
Expenses	143,535	161,204	208,330
Operating income	145,937	181,811	266,807
Net income	147,849	186,269	271,733

    Depreciation expense was $17.6 million, $22.6 million, and $30.9 million for the twelve months ended June 30, 1999, 2000, and 2001, respectively.

    Summarized balance sheet information of the Anchor-IGT Joint Venture is as follows:

	June 30,
	2000	2001
	(In thousands)
Current assets	$147,787	$175,161
Property and other long-term assets, net	102,807	128,186
Current liabilities	39,034	51,604
Long-term debt and other liabilities	82,177	96,827
Equity	129,383	154,916

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

13.  Other Current Liabilities

    Other current liabilities consists of the following:

	June 30,
	2000	2001
	(In thousands)
Labor, compensation and benefits	$11,583	$11,454
Commission and royalties	2,778	1,582
Billings in excess of costs and estimated earnings	3,129	925
Interest expense	426	6,455
Accrued restructuring expense	—	5,036
Accrued liquidated damages	—	5,532
Other accrued expenses	12,261	14,815

	$30,177	$45,799

    Contracts involving a substantial construction component are recorded as long-term contracts, and associated revenues are recognized on the percentage of completion method. Included in the Company's consolidated balance sheets are the following balances related to such contracts in process.

	June 30,
	2000	2001
	(In thousands)
Costs and estimated earnings in excess of billings (included within other current assets)	$4,679	$450
Billings in excess of costs and estimated earnings (included within other current liabilities)	(3,129)	(925)

	$1,550	$(475)

14.  Long-Term Debt

    Long-term debt, including capitalized lease obligations, consists of the following:

	June 30,
	2000	2001
	(In thousands)
Senior subordinated notes, net of unamortized discount	—	$248,454
Variable rate revolving line of credit	$221,500	156,500
Other	2,794	1,846

	224,294	406,800
Less current portion	1,524	676

Long-term debt, net of current portion	$222,770	$406,124

    The aggregate maturities of long-term debt are as follows:

	Principal Payments Notes and Line of Credit	Obligations Under Capital Lease
	(In thousands)
Year Ending June 30,
2002	—	$784
2003	—	583
2004	$156,500	476
2005	—	154
2006	—	69
Thereafter	250,000	—

	406,500	2,066
Less unamortized discount	(1,546)
Less amounts representing interest		(220)

	$404,954	$1,846

    On October 17, 2000, Anchor completed the sale of $250 million face amount of 9.875% senior subordinated notes (the "Notes") due October 2008 that were priced to yield 10%, and paid approximately $8 million in debt issue costs. The Notes require semi-annual interest payments in April and October and are guaranteed by all of Anchor's existing significant subsidiaries that are wholly owned. The Notes impose various covenants including restrictions on (i) the incurrence of debt; (ii) the declaration of dividends and the purchase and repurchase of stock; (iii) certain mergers and consolidations; and (iv) certain dispositions of assets. The Company believes it is in compliance with the covenants at June 30, 2001. Assets, equity, income and cash flows of all other subsidiaries that do not guarantee the Notes are inconsequential, individually and in the aggregate, to the Company. Because of the magnitude of the impairment, restructuring and other charges incurred in fiscal 2001 (see Note 6) and their effect on these debt covenants, the Company will not have the ability to repurchase stock, make certain investments and pay dividends until the Company exceeds certain accumulated profit thresholds. Management believes these levels will be attained around March 2002.

    Anchor also amended its existing $300 million senior credit facility to increase the maximum borrowings, subject to certain covenants, to $325 million. The credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter beginning September 30, 2001, until the total facility has been reduced to $150 million. At the option of the Company, the credit facility bears interest at a base rate approximating prime, plus an applicable margin or LIBOR (3.84% at June 30, 2001) plus an applicable margin. The base rate applicable margin may fluctuate between 0% and 1% and the LIBOR applicable margin may fluctuate between 1.125% and 2.125% depending on the Company's consolidated leverage ratio as defined in the credit facility agreement above. The Company had no borrowings outstanding at June 30, 2001 under the prime rate option.

    Principal payments are required on each quarterly reducing date to the extent that total indebtedness outstanding under the facility exceeds the reduced amount of the available facility. The Company may use up to $20 million of the facility for letters of credit of which $1.9 million were outstanding at June 30, 2001. The credit facility as amended in March 2000 and October 2000 carries customary restrictive covenants including, but not limited to maintenance of leverage and fixed charge coverage ratios, limitations on capital expenditures, mergers and acquisitions, disposition of assets, distributions, additional debt and liens. Management of the Company believes it is in compliance with these covenants as of June 30, 2001.

    The Company has various capital leases with interest rates ranging from 6% to 8%, and monthly installments ranging from $4,000 to $36,000. These capital leases mature through December 2004 and certain leases are collateralized by the underlying equipment.

    As of June 30, 2001, the fair value of the Notes was $273.1 million based on quoted market prices. The carrying value of the line of credit approximates its fair value due to the variable nature of its interest. The carrying value of the capital leases approximates market value.

15.  Earnings Per Share

    A reconciliation of income (loss) and shares for basic and diluted earnings (loss) per share (EPS) is as follows:

	Years Ended June 30,
	1999			2000			2001
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
	(In thousands, except per share amounts)
Basic EPS:
Net income (loss)	$47,507	24,328	$1.95	$64,959	23,666	$2.74	$(53,672)	17,146	$(3.13)
Effect of Dilutive Securities:
Options	—	528	(.04)	—	357	(.04)	—	—	—

Diluted EPS:
Net income (loss)	$47,507	24,856	$1.91	$64,959	24,023	$2.70	$(53,672)	17,146	$(3.13)

    Since the Company incurred a net loss during fiscal 2001, diluted per share calculations are based upon average shares outstanding. Accordingly, the effect of stock options for 2,394,000 shares were not included in the diluted net loss per share calculation.

16.  Stock Options and Stock Rights

    During fiscal 2001, the Company adopted the Anchor Gaming 2000 Incentive Stock Plan and reserved 1.3 million common shares of stock for issuance subject to options or as restricted stock grants. The Company also has the 1995 plan which provided for the issuance of employee and director stock options. Stock options within these plans vest in varying increments over varying periods. In addition, restricted stock has been granted as described further in this section. Options to purchase additional shares were granted at the fair market value at the grant date to certain employees outside of these plans. These non-plan options vest in varying increments over periods from nine months to eight years.

    Summarized information for all options is as follows for the years ended June 30:

	Options	1999 Weighted Average Exercise Price	Options	2000 Weighted Average Exercise Price	Options	2001 Weighted Average Exercise Price
Outstanding, beginning of the year	2,121,850	$15.15	1,987,100	$15.78	2,338,500	$19.78
Granted	57,600	26.25	896,000	24.81	1,202,200	36.48
Exercised	(166,750)	10.32	(416,200)	13.48	(910,584)	17.58
Canceled	(25,600)	23.09	(128,400)	13.33	(235,750)	28.13

Outstanding, end of the year	1,987,100	$15.78	2,338,500	$19.78	2,394,366	$27.87

Exercisable at end of the year	852,100	$12.17	575,666	$15.18	730,032	$25.81

Options available for grant	333,600		206,000		359,750

    The following table summarizes information about the options outstanding at June 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at June 30, 2001	Weighted Average Exercise Price
$6.00 - $7.38	9,500	2.7	$6.18	9,500	$6.18
$15.94 - $23.38	653,500	5.8	15.96	278,500	15.99
$24.75 - $35.94	1,669,966	4.6	31.95	434,432	32.17
$38.80 - $50.63	61,400	4.4	46.82	7,600	46.85

	2,394,366	4.9	27.87	730,032	25.81

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

(loss) per common and common equivalent share would have decreased to the pro forma amounts indicated below:

	Years Ended June 30,
	1999	2000	2001
	(In thousands, except per share data)
Net income (loss)—as reported	$47,507	$64,959	$(53,672)
Net income (loss)—pro forma	46,411	62,692	(58,883)
Basic earnings (loss) per share—as reported	$1.95	$2.74	$(3.13)
Basic earnings (loss) per share—pro forma	1.91	2.65	(3.43)
Diluted earnings (loss) per share—as reported	$1.91	$2.70	$(3.13)
Diluted earnings (loss) per share—pro forma	1.87	2.61	(3.43)

    The fair value of each option granted in fiscal years 1999, 2000 and 2001 was estimated using the following assumptions for the Black-Scholes option pricing model: (i) no dividends; (ii) expected volatility of 60% for 1999, 50% for 2000 and 55% for 2001; (iii) risk free interest rates averaging, 6% for 1999, 2000 and 2001; and (iv) an expected average life of 3.1 years for 1999, 5.4 years for 2000 and 2.3 years for 2001. The weighted average fair value of the options granted in 1999, 2000 and 2001 were $11.47, $13.12 and $10.72, respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 1, 1995, the resulting pro forma net income may not be representative of that to be expected in future years.

    On November 15, 2000, Anchor completed a stock split under which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. Information provided in the financial statements herein has been adjusted to reflect the stock split.

    In connection with the purchase of the Fulton family shares in October 2000, the Board of Directors and the Special Committee charged with evaluating the Fulton transactions made grants of 1,150,000 options and 240,000 shares of restricted stock in addition to entering into employment agreements with key employees and officers of the Company. The stock options were granted at a price greater than the fair market value on the date of grant. As such, the Company will not recognize an expense related to these options. The effect of the restricted stock grant is to increase the issued and outstanding shares of the Company's common stock. Deferred compensation was recorded for the restricted stock grants equal to the market value of the Company's common stock on the date of grant. The deferred compensation will be amortized over the period the restricted stock vests. Restricted stock awarded may not be voluntarily or involuntarily sold, assigned, transferred, pledged or encumbered during the restricted period. Of the restricted shares, 20% vested immediately, and the remaining shares vest 5% per quarter over a four-year period. During the year ended June 30, 2001, the Company recognized $2,459,000 in selling, general and administrative expense associated with the restricted stock grant.

17.  Related Party Transactions

    Richard R. Burt, who became the vice chairman of the board of directors on June 29, 1999, is the chairman and a founder of IEP Advisors, Inc. ("IEP") in Washington, D.C., which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities. In addition, IEP, Mr. Burt and the Company entered into a consulting agreement in September 1999, amended on April 18, 2001, under which Mr. Burt is to provide assistance to the Company and its affiliates in the expansion of their international activities. The agreement terminates on June 30, 2002 and may be terminated by the Company or by Mr. Burt and IEP upon 30 days' prior written notice. During the fiscal year ended June 30, 2001, Mr. Burt was paid $15,000 per month and a bonus of $60,000, and reimbursement of reasonable out-of-pocket travel and entertainment expenses as well as licensing costs. For services to be rendered during the fiscal year ending June 30, 2002, Mr. Burt was paid $60,000, and individual performance and compensation arrangements for specific projects during the remaining term of the agreement will be negotiated on a case-by-case basis. The consulting agreement also provides that Mr. Burt will not compete with the Company for a period of two years from the end of the term, and will serve as a member of the Board of Directors. During the fiscal year ended June 30, 2000, Mr. Burt and IEP were paid a total of $310,000.

18.  Income Taxes

    The provision for income taxes for income from continuing operations before cumulative effect of change in accounting principle for the years ended June 30, 1999, 2000 and 2001 are as follows:

	Years Ended June 30,
	1999	2000	2001
	(In thousands)
Current:
Federal	$39,847	$26,087	$51,257
State	4,012	5,085	6,717

	43,859	31,172	57,974

Deferred:
Federal	(3,870)	10,081	(25,188)
State	(567)	1,158	(3,787)

	(4,437)	11,239	(28,975)

Total	$39,422	$42,411	$28,999

    The historical provision for income taxes differs from the amount of income tax determined by applying the applicable U. S. statutory federal income tax rate to pre-tax income from continuing operations as a result of the following:

	Years Ended June 30,
	1999		2000		2001
	(In thousands)
Statutory U. S. tax rate	$30,425	35.0%	$37,580	35.0%	$(8,679)	35.0%
Increase in tax resulting from:
State income taxes, net of federal tax effect	2,240	2.6	4,058	3.8	1,905	(7.7)
Goodwill	—	—	—	—	35,346	(142.5)
Acquired in-process research and development not deductible	6,125	7.0
Other, net	632	0.7	773	0.7	427	(1.7)

Actual provision for income taxes	$39,422	45.3%	$42,411	39.5%	$28,999	(116.9)%

    SFAS No. 109 "Accounting for Income Taxes" requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred income taxes included in other current assets and other long-term assets on the consolidated balance sheets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax items creating the Company's net deferred tax asset as of June 30, 2000 and 2001 are as follows:

	June 30,
	2000	2001
	(In thousands)
Current
Deferred tax assets:
Accrued reserves and allowances	$3,396	$5,473
Other	—	—

Total current asset	3,396	5,473

Long-term
Deferred tax assets:
Accrued reserves and allowances	19,417	25,611
Net operating loss carryforwards	8,030	—
Difference between book and tax basis of property	—	5,898
Other	1,616	254
Deferred tax liabilities:
Difference between book and tax basis of property	(13,023)	—
Difference between book and tax basis of purchase accounting	(10,253)	(4,342)
Other	(6,446)	(1,162)

Total long-term asset (liability), net	(659)	26,259

Net deferred tax asset	$2,737	$31,732

    The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences and carryforwards are deductible. The utilization of deferred tax assets may also be dependent upon the existence or generation of taxable income in specific subsidiaries. Management considers the timing of the reversal of deferred tax liabilities, taxes paid in carryback years, projected future taxable income and other tax planning strategies in assessing whether deferred tax assets will be realizable. Based upon these considerations, management has determined that the Company will realize the benefits of these deductible differences. Accordingly, there is no valuation allowance at June 30, 2001.

19.  Benefit Plan

    During the year ended June 30, 2000, the Company adopted a defined contribution benefit plan ("401(k) Plan") for all employees of subsidiaries with domestic operations. The Company's matching contributions to the 401(k) Plan are based on a percentage of the employees' contributions to the plan. The Company's contributions to the 401(k) Plan are charged against income as incurred. The Company contributed approximately $1.2 million and $1.3 million to the 401(k) Plan during the years ended June 30, 2000 and 2001, respectively. The Company has the right under the 401(k) Plan to discontinue matching contributions at any time and to terminate the 401(k) Plan subject to the provisions of ERISA.

20.  Commitments and Contingencies

Non-Cancelable Operating Leases

    The Company leases manufacturing space, parking lot space, office space, casino space, and slot route locations under non-cancelable operating leases. The original terms of the leases range from 1 to 15 years with various renewal options from 1 to 15 years. The casino space lease has contingent rentals based on gaming revenues of the casino occupying the space. The lease provides for a monthly payment of the greater of a base amount of $12,000 or 5% of adjusted gross gaming revenue, with a payment ceiling of $400,000 per year. Contingent rentals paid above base amounts were $256,000 for each year in the three-year period ended June 30, 2001. Operating lease rental expense was $12,833,000, $20,627,000 and $24,477,000 for the fiscal years ended June 30, 1999, 2000, and 2001, respectively.

    Future minimum rentals under non-cancelable operating leases at June 30, 2001 are:

Year Ending June 30,	(In thousands)
2002	$23,104
2003	21,844
2004	14,913
2005	11,144
2006	10,756
Thereafter	41,316

$123,077

    Included in other assets at June 30, 2000 and 2001 is a space lease deposit of $3.3 million, which is held by the lessor of several slot route locations pursuant to an agreement that provides that the deposit, or any portion thereof, may, at the option of the Company, be applied against rents owing during the last two years of the lease agreement. The Company's slot route operations at locations leased from this lessor accounted for approximately 15% of the Company's total revenues for the year ended June 30, 1999, for approximately 6% of the Company's total revenues for the year ended June 30, 2000, and for approximately 6% of the Company's revenues for the year ended June 30, 2001.

Pala Guaranty

    Under the terms of the Development Services and Financing Agreement with the Pala Band of Mission Indians, the Company agreed to assist the Pala tribe in obtaining financing for the construction and operation of Pala Casino, a casino and entertainment facility in northern San Diego County, California, and to advance funds during the design and development stages. The Pala tribe secured a $100 million credit facility through a loan agreement and ancillary financial documents finalized on June 15, 2000. As a condition to receiving financing, the Company was required to guarantee the full payment and performance of the obligations of the Pala tribe under the loan agreement. The Company executed a guaranty, which remains in effect until the earlier of either repayment in full of all guaranteed financial obligations under the loan agreement or delivery to lenders of a leasehold mortgage on Pala Casino if the facility has been in operation for at least twelve months and certain financial and leverage thresholds have been met. The guaranty will also be released 60 days following the date on which the Company or any of its affiliates ceases to be the manager of Pala Casino, unless lenders have demanded payment of outstanding obligations from the Pala tribe during such period. Anchor Pala Development LLC, the Company's wholly-owned subsidiary, will receive a development fee based on the actual total project costs and a project fee based on net gaming and non-gaming Pala Casino revenues. As additional consideration for all costs, risks, restrictions, and expenses associated with providing the guaranty, the Company receives fees based primarily on a percentage of the outstanding loan balance. At June 30, 2001 the balance on this credit facility was $89.7 million.

Gaming Regulations

    The Company's route operations are subject to the licensing and regulatory requirements of the Nevada State Gaming Control Board, the Nevada Gaming Commission, and the Montana Department of Justice, Gambling Control Division. The Company's operating casinos are subject to the licensing and regulatory requirements of the Colorado Limited Gaming Control Commission. The Company's proprietary games operations are subject to the licensing and regulatory requirements of multiple jurisdictions throughout the United States and Canada including the Nevada and Colorado requirements. The Company is also subject to regulations governing lotteries and pari-mutuel systems. The Company's gaming licenses are subject to certain conditions and periodic renewal. Management believes that the conditions will continue to be satisfied and that subsequent license renewals will be granted.

Environmental Matters

    Colorado Central Station Casino ("CCSC") is located in an area that has been designated by the Environmental Protection Agency ("EPA") as a superfund site on the National Priorities List, known as the Central City-Clear Creek Superfund Site (the "Site") as a result of contamination from historic mining activity in the area. The EPA is entitled to proceed against owners and operators of properties located within the Site for remediation and response costs associated with their properties and with the entire Site. CCSC is located within the drainage basin of North Clear Creek and is therefore subjected to potentially contaminated surface and ground water from upstream mining-related sources. Soil and ground water samples on the Site indicate that several contaminants exist in concentrations exceeding drinking water standards. Records relating to historical uses of the Site are uncertain as to whether mining actually occurred below the Company's property. Records do indicate that an ore loading dock for a railroad depot was once located on an adjacent property, and railroad tracks were present on the Company's property. The Company applied the guidance in Statement of Position 96-1 "Environmental Remediation Liabilities" and determined that a liability has not been incurred as the criteria of this standard have not been met.

    CCSC was constructed with foundation drains to intercept ground water and direct it to a sump, which is then piped to a leach field on the property. During the year ended June 30, 1999, CCSC experienced a large increase in the flow of ground water into its sump. The increase in water flow eventually overwhelmed the capacity of the leach field and required the water to be pumped into North Clear Creek. The Colorado State Health Department-Water Quality Control Commission initially indicated that a permit for the discharge of the water into North Clear Creek would be required and that treatment of the discharge, prior to placing it in North Clear Creek, may also be required. Investigation conducted by consultants retained by CCSC concluded that other upstream properties likely contributed to the increased flow of water. It was deemed appropriate to first concentrate on alleviating the increased flow situation and then explore alternatives relative to remedies against such upstream properties. Accordingly, a much larger leach field was designed and constructed on CCSC property. After the successful conclusion of that construction, which occurred in late 2000 - early 2001, the Colorado State Health Department - Water Quality Control Commission concluded that, because water was no longer discharged into North Clear Creek, neither treatment of the water nor a discharge permit would be required.

Litigation

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

    Subsequent to the execution of the amended contract between AWI and the Florida Lottery in March 1999, GTECH Holdings Corporation amended the complaint. On January 28, 2000, the Circuit

Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into in March 1999, between the Florida Lottery and AWI, on the grounds that, among other things, the amended contract is materially different from the RFP and the proposal which AWI submitted. The Circuit Court's order declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery took an appeal on February 2, 2000, effecting an automatic stay of the Circuit Court's order. AWI took an appeal on February 10, 2000. On February 28, 2001, the First District Court of Appeal, by a 2-1 majority, affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court for a rehearing or certification of questions to the Florida Supreme Court. By an Order dated July 17, 2001, the District Court of Appeal granted these motions to the extent of certifying to the Florida Supreme Court two questions as being of great public importance. Both AWI and the Lottery have filed necessary notices to invoke the jurisdiction of the Florida Supreme Court to consider the questions certified by the District Court of Appeal and have also sought a continuance of a stay of enforcement of the Order of the Circuit Court. Such petitions are presently pending. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. We will vigorously defend and protect AWI's rights under this lottery agreement. There can be no assurance, however, that AWI will be successful in its efforts or that the ultimate results of this litigation will be favorable to the Company.

    In February 1999, the Company and the Anchor-IGT Joint Venture filed an action in U. S. District Court, District of Nevada, against Acres Gaming, Inc. ("Acres"). The complaint alleges infringement of our secondary event patents as well as various contract breaches by Acres. In April 1999, Acres responded to the lawsuit by filing an answer and counterclaim against the Company and the Anchor-IGT Joint Venture. Additionally, in April 1999, Acres filed an action in Oregon State Circuit Court against the Company and the Anchor-IGT Joint Venture alleging wrongful use of Acres' intellectual property and breach of fiduciary duties. We believe Acres' counterclaim and State Circuit Court lawsuit are without merit and intend to vigorously contest the claims. The Oregon State Circuit Court action has been moved to the U.S. District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions.

    In addition to the specific legal proceedings described, we are a party to several routine lawsuits arising from normal operations. We do not believe that the outcome of such litigation will have a material adverse effect on our consolidated financial statements.

Purchase Commitments

    At June 30, 2001, the Company had entered into various purchase agreements to purchase gaming equipment for approximately $10.4 million.

21.  Subsequent Events

    On July 8, 2001, the Company announced that the Boards of Directors of Anchor and IGT have unanimously approved a definitive agreement pursuant to which Anchor will merge with a subsidiary of IGT. Stockholders will receive one share of IGT Common Stock for each share of Anchor subject to adjustment.

    As part of the transaction, T.J. Matthews will, at closing, join IGT as its Chief Operating Officer and will continue as President and Chief Executive Officer of Anchor. Upon closing of the transaction, two new directors will be added to the IGT Board of Directors, one of whom will be T.J. Matthews.

    Upon completion of the merger, each share of Anchor common stock then outstanding will be converted into the right to receive the number of shares of IGT common stock calculated in accordance with the following formula (the "Exchange Ratio"). If the IGT Share Value, which is defined as the average per-share closing price of IGT common stock on the New York Stock Exchange during the twenty consecutive trading days ending on the third trading day before the Anchor stockholders' meeting or, if the closing of the merger is more than five trading days after the meeting, the third trading day before the closing date, is:

  •
  between $50.00 per share and $75.00 per share, inclusive, IGT will exchange each share of Anchor common stock for one share of IGT common stock.

  •
  less than $50.00 per share, and

  •
  Anchor does not notify IGT in writing of its intention to terminate the merger agreement, IGT will exchange each share of Anchor common stock for one share of IGT common stock; or

  •
  Anchor notifies IGT in writing of its intention to terminate the merger agreement and IGT, in its sole and absolute discretion, elects to adjust the Exchange Ratio rather than allow the merger agreement to terminate, IGT will exchange each share of Anchor common stock for the number of shares of IGT common stock equal to a fraction, the numerator of which is $50.00 and the denominator of which is the IGT Share Value.

  •
  greater than $75.00 per share, and

  •
  IGT does not notify Anchor in writing of its intention to terminate the merger agreement, IGT will exchange each share of Anchor common stock for one share of IGT common stock; or

  •
  IGT notifies Anchor in writing of its intention to terminate the merger agreement and Anchor, in its sole and absolute discretion, elects to adjust the Exchange Ratio rather than allow the merger agreement to terminate, IGT will exchange each share of Anchor common stock for the number of shares of IGT common stock equal to a fraction, the numerator of which is $75.00 and the denominator of which is the IGT Share Value.

    The merger is subject to the approval of both companies' stockholders and regulatory approvals, including gaming regulatory approvals. The companies anticipate that the transaction will be completed in the first calendar quarter of 2002.

Selected Quarterly Financial Information (Unaudited)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(in thousands, except per share amounts)
Year ended June 30, 2001
Revenues	$103,871	$98,458	$89,010	$93,109	$384,448
Earnings of Unconsolidated Affiliates	33,023	31,648	33,843	37,640	136,154
Income (Loss) from Operations	34,511	30,598	(100,963)	37,097	1,243
Net Income (Loss) Before Cumulative Effect of Change in Accounting Principle	18,338	5,225	(94,027)	16,668	(53,796)
Net Income (Loss)	18,462	5,225	(94,027)	16,668	(53,672)
Basic Earnings (Loss) Per Share	$0.79	$0.33	$(6.41)	$1.12	$(3.13)
Diluted Earnings (Loss) Per Share	$0.78	$0.32	$(6.41)	$1.07	$(3.13)
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total
	(in thousands, except per share amounts)
Year ended June 30, 2000
Revenues	$105,199	$107,952	$98,857	$113,484	$425,492
Earnings of Unconsolidated Affiliates	20,128	20,972	24,640	27,664	93,404
Income From Operations	29,355	29,073	30,742	32,166	121,336
Net Income	15,774	15,288	16,013	17,884	64,959
Basic Earnings Per Share	$0.66	$0.64	$0.67	$0.78	$2.74
Diluted Earnings Per Share	$0.65	$0.62	$0.67	$0.77	$2.70

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

MANAGEMENT

Directors and Executive Officers

    The following table sets forth certain information about the current directors and executive officers of the Company.

Name	Age	Position with Company
Thomas J. Matthews	35	Chairman of the Board, Chief Executive Officer and President
David D. Johnson	50	General Counsel
Joseph Murphy	50	Vice President, Chief Operating Officer-Gaming Operations and Director
Geoffrey A. Sage	41	Chief Financial Officer, Treasurer and Secretary
Richard R. Burt	54	Vice Chairman of the Board and Director
Stuart D. Beath	42	Director
Glen J. Hettinger	43	Director
Christer S.T. Roman	49	Chief Operating Officer-Systems Division

    Thomas J. Matthews.  Mr. Matthews was appointed Chairman of the Board in October 2000. Mr. Matthews was named President and Chief Executive Officer in March 2000. From February 1994 to March 2000, Mr. Matthews served as Executive Vice President and from February 1994 to November 1999, Mr. Matthews served as Treasurer. From November 1994 to March 2000, he also served as Secretary. Mr. Matthews previously served as President of Global Gaming Distributors, Inc., (until its acquisition by the Company in 1994) and Sales Director of Mikohn Gaming Corporation.

    David D. Johnson.  Mr. Johnson has served as General Counsel since June 2000. From February 1995 through June 2000, he served as Senior Vice President, General Counsel and Secretary of Alliance Gaming Corporation. From 1987 to 1995, Mr. Johnson was a partner with the law firm of Schreck, Jones, Bernhard, Wolfson & Godfrey, and, prior to that, was Chief Deputy Attorney General for the Gaming Division of the Nevada Attorney General's Office. In that capacity, Mr. Johnson served as Chief Legal Counsel to the Nevada Gaming Commission and the Nevada State Gaming Control Board.

    Joseph Murphy.  Mr. Murphy was appointed Chief Operating Officer—Gaming Operations in September 2000 and a Director in October 2000. Since February 1996, he has served as Vice President in charge of both casino and route operations. Mr. Murphy served as General Manager of Gaming Operations from January 1994 until February 1996. Prior to that time, he managed the gaming operations of Global Gaming Distributors, managed International Game Technology, Inc.'s gaming machine route operations and held similar positions with Sunset Coin and United Gaming.

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

    Richard R. Burt.  Mr. Burt became a Director and Vice Chairman of the Board in June 1999. Since 1994, he had served as director and chairman of Powerhouse Technologies, Inc. Mr. Burt is a founder and the chairman of IEP Advisors, Inc. in Washington D.C. At various times between 1981 and 1994, he was a partner in McKinsey & Co., the Chief Negotiator in the Strategic Arms Reduction Talks

(START) with the former Soviet Union, the U.S. Ambassador to the Federal Republic of Germany, the Assistant Secretary of State for European and Canadian Affairs and Director of Politico-Military Affairs. Mr. Burt also serves as the Chairman of the Board of Weirton Steel, Inc. and as a director of Paine Webber Mutual Funds, Hollinger International and Archer Daniels Midland. In addition, he is a member of the Textron Corporation's International Advisory Council and a board member of the National Capitol Area Council, Boy Scouts of America.

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

    Christer S.T. Roman.  Mr. Roman was appointed Chief Operating Officer of the Company's Systems Division that includes subsidiaries AWI, United Tote Company, and VLC in March 2001. Beginning in December 1998, he was employed by Powerhouse Technologies, Inc. as a Senior Vice President of Product and Business Development. Prior to that time, Mr. Roman served five years as the managing director of EssNet AB, a Sweden-based lottery systems supplier. From 1984 until 1992, Mr. Roman served as President of the London-based Datech Group Plc, an international information systems company.

Section 16(A) Beneficial Owner Reporting Compliance

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors, and greater than 10% stockholders are required by certain regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations of its directors and executive officers, the Company believes that, except as described below, all officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to the equity securities of the Company. Stuart D. Beath filed a Form 4 on December 12, 2000 reporting acquisitions and sales of the Company's stock made on November 2, 1999, May 4, 2000 and October 31, 2000. In connection with these transactions, Forms 4 should have been filed by December 10, 1999, June 10, 2000 and November 10, 2000, respectively.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Summary Compensation Table

    The following table sets forth information regarding compensation paid during each of the last three fiscal years to the Company's chief executive officer and each of the Company's four other most highly compensated executive officers (based on total annual salary and bonus for the fiscal year ended June 30, 2001). The table gives effect to the two-for-one stock split that was announced on September 25, 2000, made to holders of record as of October 31, 2000, and distributed on November 15, 2000.

			Annual Compensation			Long-Term Compensation
	Year		Salary	Bonus		Restricted Stock Awards($)(1)	Securities Underlying Options Granted (#)	All Other Compensation
Thomas J. Matthews Chairman of the Board, Chief Executive Officer and President	2001 2000 1999	(3)(4) (4)	$801,346 476,580 200,000	$112,500 282,450 337,500		$3,493,750 — —	240,000 — —	$3,769 5,440 —	(2) (2)
David D. Johnson General Counsel	2001 2000	(5)	225,000 8,654	150,000 —		349,375 —	70,000 80,000	— —
Joseph Murphy Vice President and Chief Operating Officer — Gaming Operations	2001 2000 1999	(6)	641,077 413,104 200,000	90,000 188,300 225,000		3,493,750 — —	240,000 — —	3,173 5,988 —	(2) (2)
Geoffrey A. Sage Chief Financial Officer, Treasurer, and Secretary	2001 2000 1999	(7) (9)	217,308 124,231 100,000	200,000 100,000 70,000	(8)	349,375 — —	70,000 60,000 —	4,945 5,919 —	(2) (2)
Christer S. T. Roman Chief Operating Officer — Systems Division	2001 2000	(10)	201,115 193,845	49,500 187,824		— —	60,800 50,000	4,489 3,313	(2) (2)
Stanley E. Fulton	2001 2000 1999	(11)	103,654 246,885 245,000	— — 100,000	(12)	— — —	— — —	— — —
John C. Beach	2001 2000	(13) (10)	184,462 220,000	180,000	(15)	349,375 —	70,000 80,000	752,750 2,750	(14) (2)

(1)
On September 24, 2000, an aggregate of 240,000 shares of restricted stock were awarded. The grant of 10,000 shares to John C. Beach was subsequently cancelled. Of the 230,000 shares of restricted stock currently awarded, 69,000 shares with an aggregate value of $4,458,780 were vested as of June 30, 2001. Five percent of the restricted stock awarded (11,500 shares in the aggregate) will continue to vest each fiscal quarter thereafter. Dividends will not be paid on the restricted stock.
(2)
Compensation pursuant to the Anchor 401(k) Plan.
(3)
Mr. Matthews was appointed Chief Executive Officer and President March 2000 and Chairman of the Board October 2000.
(4)
Mr. Matthews held the offices of Treasurer, Executive Vice President, and Secretary.
(5)
Mr. Johnson became General Counsel in June 2000.
(6)
Mr. Murphy was appointed Chief Operating Officer—Gaming Operations in September 2000. Mr. Murphy held the office of Vice President prior to such time.
(7)
Mr. Sage was appointed Treasurer November 1999 and Secretary March 2000.

(8)
Mr. Sage's bonus was accrued and paid on a calendar year basis.
(9)
Mr. Sage was appointed Chief Financial Officer November 1998.
(10)
Mr. Beach and Mr. Roman previously were Powerhouse Technologies, Inc., employees.
(11)
Mr. Fulton's service as Chairman of the Board of Anchor ended October 2000.
(12)
Mr. Fulton forfeited his bonus that was accrued for fiscal year 2000.
(13)
Mr. Beach's service as President and Chief Operating Officer of AWI. ended March 19, 2001.
(14)
Mr. Beach was given a $750,000 severance payment and received $2,750 pursuant to the Anchor 401(k) Plan.
(15)
Mr. Beach's bonus was paid in September 2000 but was accrued for fiscal year 2000.

Option Grants in Last Fiscal Year

    The following table sets forth information concerning options to purchase Common Stock granted in the fiscal year ended June 30, 2001, to the individuals named in the Summary Compensation Table. The table gives effect to the two-for-one stock split that was announced on September 25, 2000, made to holders of record as of October 31, 2000, and distributed on November 15, 2000.

	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees in 2001(1)			Potential Stock Appreciation
			Exercise Price $/Share (2)	Expiration Date
					5%(3)	10%(3)
Thomas J. Matthews	240,000	19.96%	$35.9375	12/31/05	$2,382,928	$5,265,649
David D. Johnson	70,000	5.82%	35.9375	12/31/05	695,021	1,535,814
Joseph Murphy	240,000	19.96%	35.9375	12/31/05	2,382,928	5,265,649
Geoffrey A. Sage	70,000	5.82%	35.9375	12/31/05	695,021	1,535,814
Christer S.T. Roman	24,000	2.00%	35.9375	12/31/05	238,293	526,565
Christer S.T. Roman	36,800	3.06%	50.6250	12/31/05	514,713	1,137,380
John C. Beach	70,000	5.82%	35.9375	12/31/05	695,021	1,535,814

(1)
1,202,200 options were granted to employees and directors in 2001.
(2)
The exercise price in each case is equal to or greater than the fair market value of the common stock on the date of the grant.
(3)
Assumed annual compounded rates of stock price appreciation of 5% and 10% over the term of the grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

    The following table sets forth certain information concerning options to purchase common stock by the individuals named in the Summary Compensation Table. The table gives effect to the two-for-one stock split that was announced on September 25, 2000, made to holders of record as of October 31, 2000, and distributed on November 15, 2000.

	Number of Shares Acquired on Exercise		Number of Unexercised Options at June 30, 2001		Value of Unexercised In-the-Money Options at June 30, 2001 (1)
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas J. Matthews	50,200	$1,358,217	205,000	293,000	$8,539,913	$10,903,973
David Johnson	15,000	395,312	26,000	109,000	793,258	3,696,543
Joseph Murphy	30,200	1,142,520	203,000	293,000	8,442,548	10,903,973
Geoffrey A. Sage	17,500	584,778	63,500	109,000	2,199,933	3,725,143
Christer S.T. Roman	15,000	339,375	16,800	79,000	470,241	2,128,605
John C. Beach	24,000	456,294	N/A	N/A	N/A	N/A

(1)
The value is the amount by which the market value of the underlying stock at June 30, 2001 ($64.62) exceeds the aggregate exercise prices of the options.

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

Employment Contracts; Termination of Employment and Change-of-Control Arrangements; 2001 Compensation of Chief Executive Officer

    Executive Officer Employment Agreements.  The Company's employment agreements with each of the five named executive officers of the Company listed in the Summary Compensation Table are summarized below.

Name	Title	Date of Agreement	Annual Salary	Maximum Annual Bonus
Thomas J. Matthews	Chairman of the Board, President and Chief Executive Officer	October 17, 2000	$450,000	$450,000
Joseph Murphy	Vice President and Chief Operating Officer — Gaming Operations	October 17, 2000	$360,000	$360,000
Geoffrey A. Sage	Chief Financial Officer, Treasurer and Secretary	October 17, 2000	$250,000	$200,000
David D. Johnson	General Counsel	October 17, 2000	$225,000	$200,000
Christer S.T. Roman	Chief Operating Officer — Systems Division	March 19, 2001	$225,000	$225,000

    Each of the employment agreements with these executive officers has a term of four years. Each employment agreement provides that if the executive's employment is terminated for Cause (as defined in the employment agreement), such executive will receive no severance of any kind. If the executive voluntarily terminates his employment, he will receive no severance payment of any kind. In the event that the Company chooses to terminate the executive's employment for any reason other than Cause, the executive will receive a severance payment equal to one year's salary and the maximum annual bonus that he would have received absent such a termination. If the executive is for any reason terminated or subjected to constructive termination (as defined in the employment agreement), following a Change of Control (as defined below), such executive will receive a severance payment equal to one year's salary and bonus. "CHANGE OF CONTROL" means the occurrence of any of the following events, as a result of one transaction or a series of transactions: (i) any "person" (as that term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), but excluding the Company, its affiliates, and any qualified or non-qualified plan maintained by the Company or its affiliates) becomes the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of Anchor representing more than 50% of the combined voting power of Anchor's then outstanding securities; (ii) individuals who constitute a majority of the Board of Directors of the Company immediately prior to a contested election for positions on the Board cease to constitute a majority as a result of such contested election; (iii) Anchor is combined (by merger, share exchange, consolidation, or otherwise) with another entity, and as a result of such combination, less than 50% of the outstanding securities of the surviving or resulting entity are owned in the aggregate by the former stockholders of Anchor; (iv) the Company sells, leases, or otherwise transfers all or a majority of all of its properties, assets or income or revenue generating capacity to another person or entity; (v) a dissolution or liquidation of Anchor or; (vi) any other transaction or series of transactions is consummated that results in a required disclosure under Item 1 of Form 8-K or successor form.

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

Compensation Committee Interlocks and Insider Participation

    During the fiscal year ended June 30, 2001, Stuart D. Beath (chairperson), Richard R. Burt and Glen J. Hettinger were members of the Compensation Committee of the Board of Directors. Mr. Hettinger is a partner at Hughes & Luce, L.L.P., which has rendered legal services to the Company in the past and is expected to continue to do so in the future. Richard R. Burt is the chairman and a founder of IEP Advisors, Inc. ("IEP"), which has been retained by the Company to provide consulting services and to assist the Company in connection with its international activities. In addition, IEP, Mr. Burt and the Company entered into a consulting agreement in September 1999, amended on April 18, 2001, under which Mr. Burt is to provide assistance to the Company and its affiliates in the expansion of their international activities. The agreement terminates on June 30, 2002 and may be terminated by the Company or by Mr. Burt and IEP upon 30 days' prior written notice. During the fiscal year ended June 30, 2001, Mr. Burt was paid $15,000 per month and a bonus of $60,000, and reimbursement of reasonable out-of-pocket, travel and entertainment expenses as well as licensing costs. For services to be rendered during the fiscal year ending June 30, 2002, Mr. Burt was paid

$60,000, and individual performance and compensation arrangements for specific projects during the remaining term of the agreement will be negotiated on a case-by-case basis. The consulting agreement also provides that Mr. Burt will not compete with the Company for a period of two years from the end of the term, and will serve as a member of the Board of Directors.

Board Compensation Committee Report on Executive Compensation

    The Compensation Committee is responsible for recommending to the full Board of Directors salary amounts for the Company's chief executive officer and other executive officers, as well as making the final determination regarding bonus arrangements and awards of stock options to such persons.

    Management believes that the gaming industry is increasing in competitiveness, making the attraction and retention of qualified executives more important to the overall success of the business. Compensation to executives is designed to attract and retain talent, as well as to motivate the performance of executives. Compensation also rewards performance that demonstrably meets the Company's strategic, financial and operating objectives. In the last fiscal year, executive compensation comprised the following elements:

    BASE SALARY. The base salaries for the executive officers of the Company were determined by an evaluation of the credentials of such officers as well as a review of publicly available information concerning the base salaries of executives with similar responsibilities in companies engaged in similar businesses, including, but not limited to, the gaming and leisure industries. The responsibilities of each executive officer as well as the subjective evaluation of such officer's contribution to the business were also factors in the determination of executive compensation.

    ANNUAL INCENTIVE COMPENSATION. Year-end cash bonuses are designed to motivate the executive officers to achieve specific annual financial goals. At the end of each fiscal year, the Compensation Committee will assess each executive's contributions to the Company as well as the degree to which specific annual financial, strategic, and operating objectives were met by the Company.

    Executives also receive benefits typically offered to executives by companies engaged in businesses similar to the Company, such as life and health insurance.

    2001 COMPENSATION OF CHIEF EXECUTIVE OFFICER. Thomas J. Matthews served as Chief Executive Officer, President and Chairman of the Board of Directors during the fiscal year ended June 30, 2001. Mr. Matthews' base salary under his current employment agreement is $450,000, with a maximum annual bonus of $450,000 and a grant of options and restricted stock as outlined in Item 12 of this Form 10-K. Mr. Matthews' compensation was based upon analysis of the level and value of the contribution that the Board of Directors believes Mr. Matthews has made and can make in the future, the annual base salaries of chief executive officers in similar businesses, and the annual salaries currently being paid to the other executive officers of the Company.

    This report on executive compensation will not be deemed incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended (the "Securities Act"), or the Exchange Act, except to the extent that the Company specifically incorporates such report by reference.

                      Richard R. Burt
                      Glen J. Hettinger
                      Stuart D. Beath

Comparison of Stockholder Return

    The following graph compares the cumulative total return of the common stock during the period commencing June 28, 1996, to June 29, 2001, with the S&P 500 Index and the Dow Jones Industry Group CNO-Casinos (which includes 31 companies). The S&P 500 Index includes 500 United States companies in the industrial, transportation, utilities and financial sectors and is weighted by market capitalization.

    The graph depicts the results of investing $100 in the common stock of the Company (at the closing price of $30.125 per share on June 28, 1996, adjusted to give effect to the Stock Split), the S&P 500 Index and the Dow Jones Industry Group CNO-Casinos at their closing prices on June 28, 1996. The graph assumes that all dividends were reinvested.

EDGAR REPRESENTATION OF DATA POINTS USED IN GRAPH

DATES	ANCHOR GAMING	DOW JONES GROUP CNO	S&P 500 INDEX
6/28/96	100.00	100.00	100.00
9/30/96	103.32	82.24	103.09
12/31/96	66.81	75.57	111.68
3/31/97	46.27	64.65	114.68
6/30/97	79.25	64.87	134.70
9/30/97	147.30	74.01	144.79
12/31/97	92.53	61.86	148.95
3/31/98	123.24	67.87	169.72
6/30/98	128.84	60.36	175.33
9/30/98	95.02	37.05	157.89
12/31/98	93.57	42.84	191.51
3/31/99	72.61	54.75	201.05
6/30/99	79.77	71.79	215.22
9/30/99	98.76	79.98	201.79
12/31/99	72.10	81.08	231.81
3/31/00	62.97	71.69	237.13
6/30/00	79.56	81.14	230.83
9/29/00	132.05	95.92	228.59
12/29/00	129.46	79.27	210.70
3/30/01	203.32	75.59	185.72
6/29/01	214.50	92.99	196.59

    The stock price performance depicted in the performance graph is not necessarily indicative of future price performance. The performance graph will not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act, except to the extent that the Company specifically incorporates the graph by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth, as of August 2, 2001 (unless otherwise noted), the beneficial ownership of each current director, each nominee for director, each executive officer included in the Summary Compensation Table, the directors and executive officers as a group, and each stockholder known to management to own beneficially more than 5% of the common stock.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Class
Liberty Wanger Asset Management, L.P. (2)(5)	1,390,000	9.6%
State Street Research & Management Company (3)(5)	1,118,000	7.7%
J.P. Morgan Chase & Co. (4)(5)	923,440	6.4%
Thomas J. Matthews (6)	349,500	2.3%
David D. Johnson (7)	59,500	*
Joseph Murphy (8)	332,500	2.2%
Geoffrey A. Sage (9)	77,000	*
Christer S.T. Roman (10)	22,800	*
Stuart D. Beath (11)	17,500	*
Glen J. Hettinger (12)	22,500	*
Richard R. Burt (13)	17,500	*
All executive officers and directors as a group (8 persons) (14)	898,800	5.7%

*
Less than 1%
(1)
Unless otherwise noted, and subject to community property laws, where applicable, the persons in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The address for each listed individual other than Mr. Burt is c/o Anchor Gaming, 815 Pilot Rd., Suite G, Las Vegas, Nevada 89119. Mr. Burt's address is 1275 Pennsylvania Avenue NW, 10th Floor, Washington, DC 20004.
(2)
Number of Shares Beneficially Owned and Percentage of Class information derived from Amendment No. 1 to Schedule 13G, reporting information as of December 31, 2000 and filed February 14, 2001. Liberty Wanger's business address is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606.
(3)
Number of Shares Beneficially Owned and Percentage of Class information derived from Amendment No. 2 to Schedule 13G, reporting information as of December 31, 2000 and filed February 15, 2001. State Street Research's business address is One Financial Center, 30th Floor, Boston, Massachusetts 02111.
(4)
Number of Shares Beneficially Owned and Percentage of Class information derived from Schedule 13G, reporting information as of December 31, 2000 and filed February 8, 2001. J.P. Morgan Chase & Co.'s business address is 270 Park Avenue, New York, New York 10017.
(5)
Percentage of Class information derived from the aggregate amount of shares beneficially owned by each reporting entity as reported in the 13G filing by that entity divided by the number of outstanding shares of common stock as reported by Anchor in its 10-Q dated 12/31/00, filed 2/13/01 (14,522,841 shares)
(6)
Includes 100,000 shares of restricted stock, 35,000 of which are vested or will be vested within the next 60 days and 65,000 of which remain subject to vesting under the terms of a restricted stock agreement, and 229,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days. Includes 20,000 shares with respect to which Mr. Matthews holds voting and dispositive powers with his wife.
(7)
Includes 10,000 shares of restricted stock, 3,500 of which are vested or will be vested within the next 60 days and 6,500 of which remain subject to vesting under the terms of a restricted stock agreement, and 49,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

(8)
Includes 100,000 shares of restricted stock, 35,000 of which are vested or will be vested within the next 60 days and 65,000 of which remain subject to vesting under the terms of a restricted stock agreement, and 227,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days. Includes 5,000 shares with respect to which Mr. Murphy shares voting and dispositive powers with his wife.
(9)
Includes 10,000 shares of restricted stock, 3,500 of which are vested or will be vested within the next 60 days and 6,500 of which remain subject to vesting under the terms of a restricted stock agreement, and 67,000 shares that may be acquired upon the exercise of options exercisable within the next 60 days.
(10)
Includes 22,800 shares that may be acquired upon the exercise of options exercisable within the next 60 days.
(11)
Includes 17,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days.
(12)
Includes 22,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days.
(13)
Includes 17,500 shares that may be acquired upon the exercise of options exercisable within the next 60 days.
(14)
Includes 220,000 shares of restricted stock, 77,000 of which are vested or will be vested within the next 60 days and 143,000 of which remain subject to vesting under the terms of restricted stock agreements, and 653,800 shares that may be acquired upon the exercise of options exercisable within the next 60 days.

Item 13. Certain Relationships and Related Transactions

    In addition to the transactions described in Item 11 of this Form 10-K, on October 17, 2000, we completed the acquisition of approximately 9.2 million shares of our common stock from our then Chairman, Stanley E. Fulton, and members of his family and their affiliates, for a purchase price of $33.306 per share. Effective upon completion of this stock purchase transaction, Stanley E. Fulton, his son, Michael Fulton, and his daughter, Elizabeth Jones resigned from their positions on our board of directors. After the closing of this stock purchase transaction, the Fulton family members and their affiliates retained ownership of approximately 1,079,200 shares. The purchase consideration for the shares comprised $240.2 million in cash and $66.0 million aggregate principal amount of promissory notes that Stanley E. Fulton received for a portion of his shares.

    In conjunction with the stock purchase transaction with the Fulton family, the Company sold Stanley E. Fulton substantially all of the assets relating to Sunland Park Racetrack & Casino, located in New Mexico, and the Company's 25% interest in a Massachusetts horse racing facility. The consideration for the sales was the cancellation of the Company's obligations under the promissory notes to Stanley E. Fulton discussed previously. Anchor retained the right to manage gaming operations at the Massachusetts racetrack if casino gaming is legalized in Massachusetts. The sales were completed in December 2000. Anchor recorded a pre-tax gain of $8.1 million, net of applicable transaction costs. The tax expense associated with these transactions was approximately $15.0 million. For the quarter ended December 31, 2000, $1.0 million in interest expense was incurred on the promissory notes to Stanley E. Fulton while the operations of Sunland Park Racetrack & Casino contributed $729,000 of pre-tax income.

    In conjunction with the stock purchase transaction and racetrack asset sale, we have executed a 10-year consulting agreement with Stanley E. Fulton. Under the terms of the agreement, Mr. Fulton will receive an annual salary of $245,000 per year and executive-level benefits for 10 years in consideration of consulting services that he will provide to us.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)	The following documents are filed as part of this Report:
Consolidated Balance Sheets as of June 30, 2000 and 2001
Consolidated Statements of Operations for the fiscal years ended June 30, 1999, 2000, and 2001
Consolidated Statements of Stockholders' Equity (Deficiency) for the fiscal years ended June 30, 1999, 2000, and 2001
Consolidated Statements of Cash Flows for the fiscal years ended June 30, 1999, 2000, and 2001
Notes to Consolidated Financial Statements
Independent Auditors' Report
(a)(2)	The following financial schedules for fiscal years ending June 30, 1999, 2000, and 2001 are submitted herewith:
Schedule II—Valuation and Qualifying Accounts
All other schedules are omitted as the required information is inapplicable
(a)(3)	Management Contract or Compensatory Plan
See Index to Exhibits. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.10 through 10.28 and 10.31 through 10.34.
(b)	Reports on Form 8-K
Current Report on Form 8-K dated July 9, 2001
Current Report on Form 8-K dated July 12, 2001
Current report on Form 8-K dated August 29, 2001
(c)	Exhibits
See Index to Exhibits.
(d)	Financial Statement Schedule filed in Part IV of this report is as follows:

SCHEDULE:

II—Valuation and Qualifying Accounts—Years Ended June 30, 1999, 2000, and 2001.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Anchor Gaming has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANCHOR GAMING
By:	/s/ THOMAS J. MATTHEWS Thomas J. Matthews Chief Executive Officer
By:	/s/ GEOFFREY A. SAGE Geoffrey A. Sage Chief Financial Officer
By:	/s/ DANIEL R. SICILIANO Daniel R. Siciliano Principal Accounting Officer and Corporate Controller

Date: September 7, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STUART D. BEATH Stuart D. Beath	Director	September 7, 2001
/s/ RICHARD R. BURT Richard R. Burt	Director	September 7, 2001
/s/ GLEN J. HETTINGER Glen J. Hettinger	Director	September 7, 2001
/s/ THOMAS J. MATTHEWS Thomas J. Matthews	Director	September 7, 2001
/s/ JOSEPH MURPHY Joseph Murphy	Director	September 7, 2001

INDEX TO EXHIBITS

Exhibits
2.1	Agreement and Plan of Merger dated as of July 8, 2001 among International Game Technology, NAC Corporation, and Anchor Gaming. (Incorporated by reference to Exhibit 2 of our Current Report on Form 8-K dated July 12, 2001.)
3.1	Restated Articles of Incorporation of Anchor Gaming. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (Registration No. 33-71870).)
3.2	Restated Bylaws of Anchor Gaming. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (Registration No. 33-71870).)
4.1	Specimen of Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (Registration No. 33-71870).)
4.2	Rights Agreement between Anchor Gaming and the Rights Agent. (Incorporated by reference to Exhibit 4.2 to our June 30, 1998 Annual Report on Form 10-K (File No. 0- 23124).)
4.3	Certificate of Designation, Preferences, and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 4.3 to our June 30, 1998 Annual Report on Form 10-K (File No. 0-23124).)
4.4	Indenture for 9 7/8% Senior Subordinated Notes Due 2008, dated October 17, 2000. (Incorporated by reference to Exhibit 10.42 to our Amended Annual Report on Form 10-K/A filed October 27, 2000 (File No. 0-23124).)
10.1	Lease and Sublease Agreement between Smith's Food & Drug Centers, Inc. and Anchor Coin, dated July 28, 1993. (Confidential Treatment for a portion of this document was requested and granted pursuant to Rule 406 under the Securities Act). (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (Registration No. 33-71870).)
10.2	Fourth Amendment to Lease and Sublease Agreement dated February 27, 1996 between Smith's Food and Drug Centers, Inc. and Anchor Coin. (Incorporated by reference to Exhibit 10.4 to our June 30, 2000 Annual Report on Form 10-K (File No. 0-23124).)
10.3	Form of Stock Option Agreement between Glen J. Hettinger and Anchor Gaming. (Incorporated by reference to Exhibit 10.28 to our June 30, 1996 Annual Report on Form 10-K (File No. 000-23124).)
10.4	Form of Indemnification Agreement between Officers and Directors and Anchor Gaming. (Incorporated by reference to Exhibit 10.28 to our June 30, 1994 Annual Report on Form 10-K (File No. 0-23124).)
10.5	Indemnification Agreement between Glen J. Hettinger and Anchor Gaming. (Incorporated by reference to Exhibit 10.30 to our June 30, 1998 Annual Report on Form 10-K (File No. 0-23124).)
10.6	Tax Indemnification Agreement between Stanley E. Fulton, Anchor Gaming and its subsidiaries. (Incorporated by reference to Exhibit 10.29 to our June 30, 1994 Annual Report on Form 10-K (File No. 0-23124).)
10.7	Anchor Gaming 1995 Employee Stock Option Plan. (Incorporated by reference to Exhibit 10.31 to our June 30, 1995 Annual Report on Form 10-K (File No. 0-23124).)
10.8	Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d/b/a/ of Anchor Coin, a Nevada corporation and our Subsidiary, and IGT (File No. 000-23124)). (Incorporated by reference to Exhibit 10.37 to our June 30, 1997 Annual Report on Form 10-K (File No. 0-23124).)
10.9	Stock Option Agreement of Thomas J. Matthews dated April 2, 1997. (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-8 (File No. 333-53257).)
10.10	Stock Option Agreement of Joseph Murphy dated April 2, 1997. (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8 (File No. 333-53257).)

10.11	Loan Agreement, dated as of June 29, 1999 among Anchor Gaming as borrower, the lenders therein named, and Bank of America national Trust and Savings Association as administrative agent. (Incorporated by reference to Exhibit 10.35 to our June 30, 1999 Annual Report on Form 10-K (File No. 0-23124).)
10.12	Form of Stock Option Agreement. (Incorporated by reference to Exhibit 10.36 to our June 30, 1996 Annual Report on Form 10-K (File No. 0-23124).)
10.13	Amendment No. 1 to Loan Agreement dated March 24, 2000 between Anchor Gaming, as borrower, Bank of America, N.A., as administrative agent and the other lenders named therein. (Incorporated by reference to Exhibit 10.23 to our June 30, 2000 Annual Report on Form 10-K (File No. 0-23124).)
10.14	Guaranty dated June 15, 2000 of Anchor Gaming in favor of Bank of America, N.A., as administrative agent for the benefit of lenders to the Pala Band of Mission Indians. (Incorporated by reference to Exhibit 10.24 to our June 30, 2000 Annual Report on Form 10-K (File No. 0-23124).)
10.15	Asset Purchase Agreement dated September 24, 2000 by and between My Way Holdings LLC and Nuevo Sol Turf Club, Inc. (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed September 26, 2000. (File No. 0-23124).)
10.16	Stock Purchase Agreement dated September 24, 2000 between Anchor Gaming and members of the Fulton family and their affiliates. (Incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K filed September 26, 2000 (File No. 0-23124).)
10.17	Assignment of Membership Interests in Ourway Realty, L.L.C. dated September 24, 2000 between Anchor Gaming and Stanley Fulton. (Incorporated by reference to Exhibit 99.4 to the Current Report on Form 8-K filed September 26, 2000 (File No. 0-23124).)
10.18	Consulting Agreement dated September 24, 2000 entered into by Stanley Fulton and Anchor Gaming. (Incorporated by reference to Exhibit 99.5 to the Current Report on Form 8-K filed September 26, 2000 (File No. 0-23124).)
10.19*	Employment Agreement between Thomas J. Matthews and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement.
10.20*	Employment Agreement between Joseph Murphy and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement.
10.21*	Employment Agreement between Geoffrey A. Sage and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement.
10.22*	Employment Agreement between David D. Johnson and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement.
10.23*	Employment Agreement between Christer S. T. Roman and Anchor Gaming, dated March 19, 2001, which includes a Stock Option Agreement.
10.24*	Employment Agreement between Thomas J. Matthews, International Game Technology and Anchor Gaming, dated July 8, 2001.
10.25*	Employment Agreement between Joseph Murphy and Anchor Gaming, dated July 8, 2001.
10.26*	Stock Option Agreement between Geoffrey A. Sage and Anchor Gaming, dated December 31, 1997, and Letter dated January 13, 2000.
10.27*	Stock Option Agreement between Geoffrey A. Sage and Anchor Gaming, dated January 3, 2000, and Memorandum dated January 3, 2000.
10.28*	Stock Option Agreement between Christer S. T. Roman and Anchor Gaming, dated September 3, 1999.
10.29*	Stock Option Agreement between Christer S. T. Roman and Anchor Gaming, dated September 24, 2000.
10.30*	Stock Option Agreement between Glen J. Hettinger and Anchor Gaming, dated September 24, 2000

10.31*	Stock Option Agreement between Richard Burt and Anchor Gaming, dated September 24, 2000
10.32*	Stock Option Agreement between Stuart D. Beath and Anchor Gaming, dated September 24, 2000
10.33*	Amendment No. 1 to Anchor Gaming 2000 Stock Incentive Plan, dated as of December 15, 2000.
21.1*	List of Subsidiary Corporations.
23.1*	Consent of Independent Auditors

*
Filed herewith

ANCHOR GAMING
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions charged to cost and expenses	Other adjustments(1)	Balance at end of year
	(In thousands)
Year Ended June 30, 1999:
Allowance for doubtful accounts (accounts receivable)	$1,332	$423	$770	$2,525
Allowance for doubtful accounts (notes receivable)	329	25	294	648
Allowance for inventory valuation	—	500	3,900	4,400

	$1,661	$948	$4,964	$7,573

Year Ended June 30, 2000:
Allowance for doubtful accounts (accounts receivable)	$2,525	$1,237	$(493)	$3,269
Allowance for doubtful accounts (notes receivable)	648	1,079	(433)	1,294
Allowance for inventory valuation	4,400	2,881	(1,240)	6,041

	$7,573	$5,197	$(2,166)	$10,604

Year Ended June 30, 2001:
Allowance for doubtful accounts (accounts receivable)	$3,269	$2,405	$(1,813)	$3,861
Allowance for doubtful accounts (notes receivable)	1,294	592	—	1,886
Allowance for inventory valuation	6,041	5,178	(6,921)	4,298

	$10,604	$8,175	$(8,734)	$10,045

(1)
Includes amounts deemed to be uncollectible, amounts recovered or written off and amounts added as a result of Powerhouse Acquisition that were not charged to expense in consolidated statements

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
General
Special Note on Forward-Looking Statements and Risk Factors
RISK FACTORS
Operating Segments of the Company
GOVERNMENT REGULATION
CURRENT JURISDICTIONS IN WHICH THE COMPANY OR CERTAIN SUBSIDIARIES ARE LICENSED TO CONDUCT BUSINESS
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FISCAL 2001
FISCAL 2000
  Item 8. Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
ANCHOR GAMING CONSOLIDATED BALANCE SHEETS
ANCHOR GAMING CONSOLIDATED STATEMENTS OF OPERATIONS
ANCHOR GAMING CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
ANCHOR GAMING CONSOLIDATED STATEMENTS OF CASH FLOWS
ANCHOR GAMING CONSOLIDATED STATEMENTS OF CASH FLOWS (Concluded)
ANCHOR GAMING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FISCAL 2001
FISCAL 2000
Selected Quarterly Financial Information (Unaudited)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
MANAGEMENT
  Item 11. Executive Compensation
EXECUTIVE COMPENSATION AND OTHER INFORMATION
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
ANCHOR GAMING SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS