Form 10-Q
period 2001-09-30
ANCHOR GAMING
filed 2001-11-14
CIK 914923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-23124

ANCHOR GAMING
(Exact name of registrant as specified in its charter)

Nevada	88-0304253
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

    Shares outstanding of the registrant's common stock as of November 1, 2001:

Class	Outstanding as of November 1, 2001
Common stock, $0.01 par value	14,881,192

Anchor Gaming

Form 10-Q
Quarter Ended September 30, 2001

Index

		Page No.
Part I. Financial Information
Item 1.	Consolidated Condensed Financial Statements
	Consolidated Condensed Balance Sheets at September 30, 2001 and June 30, 2001 (unaudited)	3
	Consolidated Condensed Statements of Income for the three months ended September 30, 2001 and 2000 (unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the three months ended September 30, 2001 and 2000 (unaudited)	5
	Notes to Consolidated Condensed Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	22
Part II. Other Information
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

Part I. Financial Information

Item 1. Financial Statements

ANCHOR GAMING

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2001	June 30, 2001
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$37,911	$24,147
Accounts and notes receivable, net	31,283	33,404
Inventory, net	16,597	14,810
Other current assets	8,177	11,987

Total current assets	93,968	84,348
Property and equipment, net	117,385	123,628
Goodwill and intangible assets, net	63,523	63,508
Investments in unconsolidated affiliates	74,624	77,454
Other long-term assets	62,699	57,492

Total assets	$412,199	$406,430

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$6,036	$9,882
Current portion of long-term debt	633	676
Income tax payable	19,441	10,241
Other current liabilities	51,765	45,799

Total current liabilities	77,875	66,598
Long-term debt, net of current portion	366,052	406,124

Total liabilities	443,927	472,722

Minority interest in consolidated subsidiary	9,241	4,263

Commitments and contingencies	—	—
Stockholders' deficiency:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2001 and June 30, 2001	—	—
Common stock, $0.01 par value, 50,000,000 shares authorized, 29,252,728 issued and 14,872,042 outstanding at September 30, 2001, 29,240,328 issued and 14,859,642 outstanding at June 30, 2001	293	292
Treasury stock at cost, 14,380,686 shares at September 30, 2001 and at June 30, 2001	(429,214)	(429,214)
Additional paid-in capital	156,523	156,001
Deferred compensation	(4,940)	(5,325)
Retained earnings	236,369	207,691

Total stockholders' deficiency	(40,969)	(70,555)

Total liabilities and stockholders' deficiency	$412,199	$406,430

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,
	2001	2000
	(dollars in thousands except per share data)
Revenues:
Gaming operations	$41,855	$45,892
Gaming systems	46,472	43,832
Gaming machines	14,279	14,147

Total revenues	102,606	103,871

Costs of revenues:
Gaming operations	24,035	30,010
Gaming systems	25,657	30,848
Gaming machines	4,545	5,982

Total costs of revenues	54,237	66,840

Gross margin	48,369	37,031

Other costs:
Selling, general and administrative	19,899	16,814
Research and development	3,009	3,634
Depreciation and amortization	10,534	15,095

Total other costs	33,442	35,543

Earnings of unconsolidated affiliates	38,970	33,023

Income from operations	53,897	34,511

Other income (expense):
Interest income	530	689
Interest expense	(8,906)	(4,603)
Other income (expense)	2,181	(30)
Minority interest in earnings of consolidated subsidiaries	(300)	(256)

Total other income (expense)	(6,495)	(4,200)

Income before provision for income taxes	47,402	30,311
Income tax provision	18,724	11,973

Net income before cumulative effect of change in accounting principle	28,678	18,338
Cumulative effect of change in accounting principle	—	124

Net income	$28,678	$18,462

Basic earnings per share, before cumulative effect of change in accounting principle	$1.93	$0.79
Cumulative effect of change in accounting principle, net of taxes	—	—

Basic earnings per share	$1.93	$0.79

Weighted average shares outstanding	14,862	23,235

Diluted earnings per share, before cumulative effect of change in accounting principle	$1.85	$0.77
Cumulative effect of change in accounting principle, net of taxes	—	0.01

Diluted earnings per share	$1.85	$0.78

Weighted average common and common equivalent shares outstanding	15,507	23,698

The accompanying notes are an integral part of these consolidated condensed financial statements.

ANCHOR GAMING

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30,
	2001	2000
	(in thousands)
Net cash provided by operating activities	$54,111	$34,787

Cash flows from investing activities:
Expenditures for property and equipment and intangible assets	(7,542)	(15,048)
Issuance of notes receivable	(4,520)	(3,324)
Proceeds from sale of assets	5,589	286
Principal reductions on notes receivable and other cash receipts	6,071	1,908

Net cash used in investing activities	(402)	(16,178)

Cash flows from financing activities:
Proceeds from borrowing	5,000	11,000
Repayment of long-term debt	(45,168)	(32,142)
Proceeds from sale of stock	223	4,026

Net cash used in financing activities	(39,945)	(17,116)

Net increase in cash and cash equivalents	13,764	1,493
Cash and cash equivalents, beginning of period	24,147	25,883

Cash and cash equivalents, end of period	$37,911	$27,376

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,696	$4,429

Cash paid for income taxes	$9,121	$10,213

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

    In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments necessary to present fairly the results of its operations and cash flows for the three-month periods ended September 30, 2001 and 2000 and its financial position at September 30, 2001. These financial statements should be read in conjunction with the Company's audited consolidated financial statements for the fiscal year ended June 30, 2001. The operating results and cash flows for the three months ended September 30, 2001 are not necessarily indicative of the results that will be achieved in future periods.

Investment in Unconsolidated Affiliate

    Anchor accounts for its joint venture with International Game Technology ("Anchor-IGT Joint Venture") as an investment in unconsolidated affiliate under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the affiliate. The primary business of the Anchor-IGT Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Anchor-IGT Joint Venture and related activities are included in earnings of unconsolidated affiliates. The Anchor-IGT Joint Venture has a September 30 fiscal year-end. Summarized results of operations for the Anchor-IGT Joint Venture are as follows:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Revenues	$139,325	$110,141
Expenses	63,167	46,038
Operating income	76,158	64,103
Net income	77,162	65,470

    Depreciation expense for the Anchor-IGT Joint Venture was $8.7 million and $6.7 million for the quarters ended September 30, 2001, and 2000, respectively.

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

Earnings Per Share

    A reconciliation of income and shares for basic and diluted earnings per share ("EPS") is as follows:

	Three Months Ended September 30, 2001			Three Months Ended September 30, 2000
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
	(in thousands, except per share amounts)
Basic EPS:
Net Income	$28,678	14,862	$1.93	$18,462	23,235	$0.79
Effect of Dilutive Securities:
Options	—	645	(.08)	—	463	(0.01)

Diluted EPS:
Net Income	$28,678	15,507	$1.85	$18,462	23,698	$0.78

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

Reclassifications

    The Company has reclassified the presentation of earnings from unconsolidated joint venture operations. Prior to June 30, 2001, the Company reported earnings from unconsolidated joint ventures as a component of gaming machine revenues. The Company now reports the net results of unconsolidated joint ventures as a separate component of operating income on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates." Also, due to the adoption of recently issued accounting standards, the Company now recognizes the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Certain other amounts in the consolidated condensed financial statements for the three months ended September 30, 2000 have been reclassified to be consistent with the presentation used for the three months ended September 30, 2001.

Recently Issued Accounting Standards

    During the quarter ended March 31, 2001, the Company adopted Emerging Issues Task Force No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The standard requires that the Company recognize the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Prior periods presented have been restated. As a result of the adoption of this standard, the Company reduced revenues $1.8 million and $1.9 million for the quarters ended September 30, 2001 and September 30, 2000, respectively. The decreases in revenue were offset by corresponding decreases in costs of revenues; there was no effect on net income.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on July 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. The Company is currently in the process of performing these steps but has not yet determined the impact of this standard on its future goodwill and intangible assets amortization expense.

    The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

    The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August of 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2. Business Segments

    The Company is a diversified global gaming company that operates through three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of two business units: the Anchor-IGT Joint Venture and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams. Gaming operations are currently conducted through four business units. These include the Colorado Central Station casino, the Colorado Grande casino and gaming machine route operations in Nevada and Montana. The Montana Route assets were sold on September 28, 2001. The Company also has a 68% interest in a development contract and seven-year management contract with the Pala Band of Mission Indians to manage a casino in Northern San Diego County, California that opened on April 3, 2001. The gaming systems segment consists of three business units. These are Automated Wagering International ("AWI"), an on-line lottery company; VLC, a company that provides gaming products to government-controlled gaming jurisdictions; and United Tote, a pari-mutuel wagering system company.

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Revenues and earnings of unconsolidated affiliates:
Gaming machines:
Earnings of unconsolidated affiliates	$38,970	$33,023
Wholly-owned operations	14,279	14,265

Total gaming machines	53,249	47,288
Gaming operations	42,079	46,082
Gaming systems	46,687	43,916
Intercompany revenues	(439)	(392)

Total revenues and earnings of unconsolidated affiliates	141,576	136,894
Less earnings of unconsolidated affiliates	(38,970)	(33,023)

Total revenues	$102,606	$103,871

Income (loss) from operations:
Gaming machines:
Earnings of unconsolidated affiliates	$38,970	$33,023
Wholly-owned operations	(185)	598

Total gaming machines	38,785	33,621
Gaming operations	9,673	7,315
Gaming systems	5,926	(4,955)
General corporate expenses	(487)	(1,470)

Income from operations	$53,897	$34,511

	September 30, 2001	June 30, 2001
	(in thousands)
Identifiable segment assets:
Gaming machines	$135,050	$114,956
Gaming operations	122,759	108,131
Gaming systems	142,938	139,963
Corporate	11,452	43,380

	$412,199	$406,430

3. Inventory

    Inventories, net of valuation reserves, are as follows:

	September 30, 2001	June 30, 2001
	(in thousands)
Raw materials	$5,037	$4,602
Work-in-process	557	562
Finished goods	11,003	9,646

	$16,597	$14,810

4. Other Current Liabilities

    Other current liabilities are as follows:

	September 30, 2001	June 30, 2001
	(in thousands)
Labor, compensation and benefits	$13,621	$11,454
Interest expense	12,053	6,455
Accrued restructuring expense	4,632	5,036
Accrued liquidated damages	980	5,532
Other accrued expenses	20,479	17,322

	$51,765	$45,799

    Liquidated damages are accrued when they are probable and can be reasonably estimated. Failure to perform under lottery contracts may result in substantial monetary damages. At June 30, 2001, our liability for liquidated damages primarily related to our on-line lottery contract with the state of Florida.

5. Impairment and Restructuring Charges

Impairment Charge

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

    A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

	Asset Impairment Charges	Separation Costs	Contractual Exit Costs	Other	Total
		(in thousands)
Charge	$119,470	$2,775	$4,708	$2,445	$129,398
Cash expenditures	—	(1,925)	(546)	—	(2,471)
Noncash charges	(119,470)	(255)	(125)	(2,445)	(122,295)

Accrual balance September 30, 2001	$—	$595	$4,037	$—	$4,632

6. Stock Split

    On November 15, 2000, Anchor effected a stock split in which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. Share and per share data for all periods presented have been adjusted to give effect to this stock split.

7. Merger

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

    As part of the transaction, T.J. Matthews will, at closing, join IGT as its Chief Operating Officer and will continue as President and Chief Executive Officer of Anchor. Upon closing of the transaction, T.J. Matthews and (upon obtaining any required regulatory approvals) Richard R. Burt will be added to the IGT Board of Directors.

    The merger is subject to the approval of both companies' stockholders and regulatory approvals, including gaming regulatory approvals. The companies anticipate that the transaction will be completed no later than the first calendar quarter of 2002.

8. Sale of Montana Route Assets

    In the third quarter of fiscal 2001, management of the Company committed to a plan to sell the Montana Route assets by March 31, 2002. On September 28, 2001, the Company sold the Montana Route assets for $5.2 million. Included in other income is a gain on this sale of $2.0 million. The Company did not depreciate or amortize any of the long-term assets of the Montana Route while they were held for disposal. For the three months ended September 30, 2001 and 2000, the operations of the Montana Route contributed the following amounts:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Revenues	$5,375	$5,033
Expenses	4,966	4,496
Operating income	409	537
Net income (excluding gain on sale of assets)	226	320

9. Commitments and Contingencies

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

    Subsequent to the execution of the amended contract between AWI and the Florida Lottery in March 1999, GTECH Holdings Corporation amended the complaint. On January 28, 2000 the Circuit Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into in March 1999, between the Florida Lottery and AWI, on the grounds that, among other things, the amended contract is materially different from the RFP and the proposal which AWI submitted. The Circuit Court's order declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery took an appeal on February 2, 2000, effecting an automatic stay of the Circuit Court's order. AWI took an appeal on February 10, 2000. On February 28, 2001, the First District Court of Appeal, by a 2-1 majority, affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court for a rehearing or certification of questions to the Florida Supreme Court. By an Order dated July 17, 2001, the District Court of Appeal granted these motions to the extent of certifying to the Florida Supreme Court two questions as being of great public importance. Both AWI and the Lottery have filed necessary notices to invoke the jurisdiction of the Florida Supreme Court to consider the questions certified by the District Court of Appeal and have also sought a continuance of a stay of enforcement of the Order of the Circuit Court. Such petitions are presently pending. The Florida Supreme Court has established a briefing schedule to determine jurisdictional issues and potentially substantive issues pertaining to the appeal. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. Although the Company will vigorously defend and protect AWI's rights under this lottery agreement, the Company thinks AWI will likely have to renegotiate the contract on less favorable terms.

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

10. Subsequent Event

    During October 2001, we entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we will make payments based on a specific spread over six month LIBOR, and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This Report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of federal and state securities laws, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning the proposed merger with IGT; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," or "anticipate" and other similar words. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements. Although we believe that the expectations reflected in any of our forward-looking statements will prove to be correct, actual results could differ materially from those projected or assumed in our forward-looking statements. These risks and uncertainties include, but are not limited to factors described from time to time in our reports filed with the Securities and Exchange Commission, including Anchor's Form 10-K for the year ended June 30, 2001. These reports may be obtained free of charge at the website of the Securities and Exchange Commission at http://www.sec.gov. Anchor Gaming encourages the review of such reports.

Overview

    We are a diversified, global gaming company operating principally through three business segments:

  •
  Gaming Operations, which includes the operations of two casinos in Colorado, slot machine routes in Nevada, and a 68% interest in the development contract and seven-year management contract to develop and manage a California Native American casino that opened on April 3, 2001.

  •
  Gaming Systems, which includes the design, manufacture and sale of video gaming machines and central control systems and the design, manufacture, sale, installation and operation of on-line lottery systems and computerized pari-mutuel wagering systems.

  •
  Gaming Machines, which includes the design, development and distribution of proprietary gaming machines.

Stock Split

    On November 15, 2000, we effected a stock split in which stockholders of record as of October 31, 2000 received one additional share of Anchor's common stock for every share then owned. Share and per share data for all periods presented have been adjusted to give effect to this stock split.

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

    A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

	Asset Impairment Charges	Separation Costs	Contractual Exit Costs	Other	Total
	(in thousands)
Charge	$119,470	$2,775	$4,708	$2,445	$129,398
Cash expenditures	—	(1,925)	(546)	—	(2,471)
Noncash charges	(119,470)	(255)	(125)	(2,445)	(122,295)

Accrual balance September 30, 2001	$—	$595	$4,037	$—	$4,632

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

    As part of the transaction, T.J. Matthews will, at closing, join IGT as its Chief Operating Officer and will continue as President and Chief Executive Officer of Anchor. Upon closing of the transaction, T.J. Matthews and (upon obtaining any required regulatory approvals) Richard R. Burt will be added to the IGT Board of Directors.

    The merger is subject to the approval of both companies' stockholders and regulatory approvals, including gaming regulatory approvals. The companies anticipate that the transaction will be completed no later than the first calendar quarter of 2002.

Sale of Montana Route Assets

    In the third quarter of fiscal 2001, we committed to a plan to sell the Montana Route assets by March 31, 2002. On September 28, 2001, we sold the Montana Route assets for $5.2 million. Included in other income is a gain on this sale of $2.0 million. We did not depreciate or amortize any of the long-term assets of the Montana Route while they were held for disposal. For the three months ended September 30, 2001 and 2000, the operations of the Montana Route contributed the following amounts:

	Three Months Ended September 30,
	2001	2000
	(in thousands)
Revenues	$5,375	$5,033
Expenses	4,966	4,496
Operating income	409	537
Net income (excluding gain on sale of assets)	226	320

Revenues and Gross Margin

    The following table sets forth the percentage of Anchor's revenues attributable to each of its operating segments during the three months ended September 30, 2001 and 2000. The table also presents the gross margin of each of its operating segments for the same periods.

	Three Months Ended September 30,
	2001	2000
Sources of Revenues:
Gaming operations	40.8%	44.2%
Gaming systems	45.3	42.2
Gaming machines	13.9	13.6

Total revenues	100.0%	100.0%

Gross Margin:
Gaming operations	42.6%	34.6%
Gaming systems	44.8	29.6
Gaming machines	68.2	57.7
Total consolidated gross margin	47.1%	35.7%

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Gaming Operations

    Revenues for this segment were $41.9 million for the period ended September 30, 2001, a decrease of $4.0 million from $45.9 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino (which was sold in December 2000), revenues in this segment increased $6.9 million from $35.0 million to $41.9 million. This increase is primarily due to an increase of $5.5 million in fees related to our management, development and guaranty agreements with the Pala Band of Mission Indians, as well as increased slot route revenues of $944,000 and increased revenues at the Colorado casinos of $416,000.

    Costs of gaming operations revenues were $24.0 million for the first three months of fiscal 2002, a decrease of $6.0 million or 20% from $30.0 million in the first three months of fiscal 2001. Excluding Sunland Park Racetrack & Casino, cost of revenues in this segment increased $1.4 million, or 6%, to $24.0 million from $22.6 million. The increase in cost of revenues primarily relates to additional costs associated with the increased slot route and casino revenue discussed previously.

    The gaming operations segment gross margin increased to 43% during the quarter ended September 30, 2001 from 35% in the corresponding prior-year period. The increase in gross margin is primarily due to revenue associated with the Pala Casino as well as the sale of Sunland Park, which had a lower gross margin than the other business units in gaming operations. We expect another major competitor, the Hyatt, to open in Black Hawk, Colorado, by the end of calendar 2001. This additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits.

Gaming Systems

    Revenues for this segment were $46.5 million for the period ended September 30, 2001, an increase of $2.7 million from $43.8 million for the same period in the prior year. The increase over the same period in the prior fiscal year is primarily due to an increase in AWI's domestic lottery revenues of $6.1 million. These domestic revenues were higher than expected and were primarily a result of the $295 million Powerball multi-state jackpot in August. This jackpot was the second highest Powerball jackpot ever. We believe that the large August Powerball jackpot added approximately $5.8 million in revenue to the September 30, 2001 results. Increases in domestic lottery revenues were partially offset by decreased equipment sales internationally for a net increase in revenues of $5.5 million at AWI. VLC's revenues decreased $2.4 million in the current quarter compared to the same quarter in the prior year due primarily to a decrease in machine and parts sales. United Tote's pari-mutuel systems revenues decreased slightly compared to the prior year.

    Costs of gaming systems revenues were $25.7 million for the first three months of fiscal 2002, a decrease of $5.1 million from $30.8 million in the first three months of fiscal 2001. The decrease is primarily due to a reduction in international lottery costs. In addition, costs of sales at VLC decreased $1.5 million due to the revenue decrease.

    The gross margin increased from 30% during the quarter ended September 30, 2000 to 45% in the current period. The increase in gross margin is due primarily to AWI domestic contracts.

Gaming Machines

    Revenues for this segment were $14.3 million for the period ended September 30, 2001, a slight increase from $14.1 million for the same period in the prior year. A $1.1 million increase in stand-alone proprietary games revenue was offset by a $1.1 million decrease in machine sales and service. As of September 30, 2001, we have discontinued the sale of gaming machines in this segment to focus entirely on recurring revenue arrangements. Since September 30, 2000, our installed base of stand-alone proprietary games decreased approximately 8% from approximately 3,700 units to approximately 3,400 units.

    Costs of gaming machine revenues were $4.5 million for the first fiscal quarter of 2002, a decrease of $1.4 million compared to the first fiscal quarter of 2001. Of the decrease, $834,000 related to stand-alone proprietary business and $630,000 related to machine sales and services.

    The gaming machines segment gross margin increased to 68% during the quarter ended September 30, 2001 from 58% in the corresponding prior-year period primarily due to lower machine sales which have a lower gross margin than the proprietary business.

    Earnings from unconsolidated affiliates increased $6.0 million or 18% from $33.0 million in the quarter ended September 30, 2001 compared to the first quarter of fiscal 2001. At September 30, 2001, there were approximately 16,500 games, primarily Wheel of Fortune®, operating within the Anchor-IGT Joint Venture, compared to approximately 13,100 games at September 30, 2000.

    Changes in interest rates affect the earnings of the Anchor-IGT Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Anchor-IGT Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Anchor-IGT Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Anchor-IGT Joint Venture.

Other Costs

    Selling, general and administrative ("SG&A") expenses were $19.9 million for the quarter ended September 30, 2001, an increase of $3.1 million or 18% from the quarter ended September 30, 2000. SG&A expenses as a percentage of total revenue increased to 19% during the September 2001 quarter compared to 16% during the September 2000 quarter. Excluding the Sunland Park Racetrack & Casino operations, SG&A increased $3.9 million. Of the increase, $2.1 million related to corporate operations, largely due to expenses related to the proposed IGT merger as well as charitable donations. SG&A in the gaming machines segment increased $1.7 million due primarily to increased bad debt expense. Excluding Sunland Park Racetrack & Casino, SG&A in the gaming operations segment increased slightly compared to the prior-year period. This increase was partially offset by a slight SG&A decrease in the gaming systems segment.

    Research and development ("R&D") expenses were $3.0 million for the quarter ended September 30, 2001, a decrease of $625,000 or 17% from the quarter ended September 30, 2000. The decrease is primarily a result of reduced R&D expenses in the gaming systems segment.

    Depreciation and amortization expense was $10.5 million for the quarter ended September 30, 2001, a decrease of $4.6 million or 30% from the quarter ended September 30, 2000. The decrease in depreciation and amortization expense over the quarter ended September 30, 2000 is primarily related to the asset impairment recorded in the third quarter of fiscal 2001.

    Income from Operations.  As a result of the factors discussed above, income from operations was $53.9 million for the quarter ended September 30, 2001, an increase of $19.4 million or 56%.

    Other Income (expense).  The $2.3 million increase in other expense for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000 is attributable to increased interest expense of $4.3 million, partially offset by a $2.0 million gain on the sale of our Montana Route assets. The increase in interest expense is due to interest on our debentures, which were not present in the prior year, offset by lower interest on our line of credit.

    Cumulative Effect of Change in Accounting Principle.  During the quarter ended September 30, 2000, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", and recorded an asset related to an interest rate swap as well as a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. The interest rate swap was canceled in October 2000.

    Net Income and Earnings per Share.  As a result of the factors discussed above, net income was $28.7 million for the quarter ended September 30, 2001, an increase of $10.2 million or 55% from the quarter ended September 30, 2000. Diluted earnings per share of $1.85 for the quarter ended September 30, 2001 increased $1.07 or 137% from the quarter ended September 30, 2000.

    Effects of September 11 Terrorist Attacks.  Since the September 11, 2001 terrorist attacks, overall levels of business and leisure travel have declined. The reduced level of travel has resulted in decreased gaming play in gaming resort cities such as Las Vegas and Atlantic City. It is uncertain when and to what extent travel to these resort locations will return to previous levels.

Liquidity and Capital Resources

    At September 30, 2001, we had $37.9 million in cash and cash equivalents, $16.1 million in working capital and $195.5 million available under our revolving credit facility, compared with cash and equivalents at June 30, 2001 of $24.1 million, working capital of $17.8 million, and $166.6 million available under our revolving credit facility. We currently have a senior unsecured reducing revolving credit facility and amounts drawn bear interest at variable rates based on LIBOR plus an applicable margin or prime rate plus an applicable margin, at our option. All borrowings under the senior credit facility are due on June 30, 2004. Our credit facility contains a reducing feature whereby the total amount of the available facility is reduced quarterly by $12.5 million per quarter until the total facility has been reduced to $150.0 million. On September 30, 2001, our credit facility was reduced $12.5 million from $325 million to $312.5 million. We have agreed to maintain certain financial and non-financial covenants customary with lending arrangements of this type. We believe that we are in compliance with applicable covenants at September 30, 2001. Because of our profitability in the first quarter of fiscal 2002, we now have a positive restricted payment basket under our note covenants and are once again able, subject to consent by IGT under the merger agreement, to repurchase stock and make other investments.

    We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that both operations and draws on our senior credit facility will provide the capital needed for continued business growth.

Cash Flows

    Operating Activities.  During the quarter ended September 30, 2001, operating activities provided $54.1 million in cash flows on $28.7 million in net income, compared with $34.8 million in cash flows on $18.5 million in net income during the quarter ended September 30, 2000. Net income in the quarter ended September 30, 2001 included net non-cash expenses and gains (including depreciation and amortization) of approximately $12.9 million compared with non-cash expenses in the quarter ended September 30, 2000 of approximately $16.2 million. Also in the quarter ended September 30, 2001, we had cash distributions in excess of earnings in the Anchor-IGT Joint Venture of $2.8 million, compared to earnings greater than cash distributions in the same quarter in 2000 of $5.8 million. During the quarter ended September 30, 2001, changes in working capital resulted in a net cash inflow of $9.7 million compared to a net cash inflow of $5.9 million in the same period of the prior year.

    Investing Activities and Capital Expenditures.  During the quarter ended September 30, 2001, cash outflows for investing activities of $402,000 were a result of the net effect of several activities. Capital expenditures during this period were $7.5 million, of which $3.4 million relates to the gaming machines segment, $1.7 million relates to the gaming operations segment and $2.4 million relates to the gaming systems segment. A $4.5 million cash receipt from minority shareholders of one of our consolidated subsidiaries was offset by a note receivable in the same amount, issued by the same subsidiary. Additionally, $5.6 million was received in conjunction with the sale of assets, primarily the Montana Route assets.

    Our capital expenditure budget for fiscal 2002 is estimated to be between $20 and $40 million. We believe that cash flows from operations, borrowings under our senior credit facility, and existing cash balances will be adequate to satisfy our anticipated uses of capital during the remainder of fiscal 2002. We are, however, continually evaluating our financing needs. If more attractive financing alternatives or expansion, development or acquisition opportunities become available to us, we may amend our financing plans assuming such financing would be permitted under our debt agreements.

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

Liquidated Damages Under On-line Lottery Contracts

    Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation schedules and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our United States lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system start-up and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period, and some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for substantial expense. In July 2001, we reached an agreement with the Florida State Lottery and settled all outstanding issues related to liquidated damages associated with the system conversion. In conjunction with this settlement, AWI paid $4.5 million in July 2001 to the Florida State Lottery. Our lottery contracts generally require us to post a performance bond, which in some cases may be substantial, securing our performance under such contracts.

Stock Repurchase Program

    We did not repurchase any shares during the September 2001 quarter. We have 1,502,000 authorized shares remaining under our stock repurchase program. Because of the magnitude of the impairment, restructuring and other charges and their effect on these debt covenants, we have not had the ability to repurchase stock, make certain investments or pay dividends. Because of our profitability in the first fiscal quarter of 2002, we now have a positive restricted payment basket under our note covenants and are once again able, subject to consent by IGT under the merger agreement, to repurchase stock and make other investments.

    We continually seek opportunities to expand our gaming-oriented businesses in new and existing gaming jurisdictions. If successful in pursuing another opportunity in any gaming-oriented business and depending on the amount of funding required, we may be required to obtain additional financing.

Recently Issued Accounting Standards

    During the quarter ended March 31, 2001, the Company adopted Emerging Issues Task Force No. 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The standard requires that the Company recognize the estimated cost associated with its customer loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Prior periods presented have been restated. As a result of the adoption of this standard, the Company reduced revenues $1.8 million and $1.9 million for the quarters ended September 30, 2001 and September 30, 2000, respectively. The decreases in revenue were offset by corresponding decreases in costs of revenues; there was no effect on net income.

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on July 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. As part of the adoption of these standards, we must reassess the useful lives of our goodwill and intangible assets and perform impairment tests. We are currently in the process of performing these steps but have not yet determined the impact of this standard on our future goodwill and intangible assets amortization expense.

    The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June 2001. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We are currently assessing, but have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

    The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August of 2001. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that opinion). This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We are currently assessing, but have not yet determined the impact of SFAS No. 144 on our financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt and our investment in the Anchor-IGT Joint Venture.

    The principal balance of our floating rate debt at September 30, 2001, was $116.5 million. In June 1999, we entered into a $300.0 million unsecured revolving credit facility (our "Credit Facility") expiring June 30, 2004. Our Credit Facility was amended in October 2000 and the availability under our facility was increased to $325.0 million. On September 30, 2001, the Credit Facility was reduced to $312.5 million in accordance with its reducing schedule. At our option, the Credit Facility bears interest at a base rate approximating prime, plus an applicable margin or LIBOR plus an applicable margin. Principal payments are required on each quarterly reducing date to the extent that total indebtedness outstanding under the facility exceeds the reduced amount of the available facility. To reduce the risks of changing interest rates, we selectively use hedging instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our fixed rate and floating rate borrowings. During October 2001, we entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we will make payments based on a specific spread over six month LIBOR, and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70 million.

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

    We do not have any cash or cash equivalents at September 30, 2001 that are subject to market risk based upon changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of September 30, 2001, we had accounts and notes receivable denominated in Canadian currency of $4.3 million (14% of total receivables) and $259,000 (1% of total receivables) denominated in Australian currency. All foreign receivables are expected to be collected within 12 months. We do not currently hedge against foreign currency exposure.

Part II. Other Information

Item 1. Legal Proceedings

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

    Subsequent to the execution of the amended contract between AWI and the Florida Lottery in March 1999, GTECH Holdings Corporation amended the complaint. On January 28, 2000 the Circuit Court of Leon County granted GTECH Holdings Corporation's cross motion for summary judgment on Count II of the complaint filed by GTECH in March 1999. Count II of GTECH's complaint challenges the validity of the amended contract entered into in March 1999, between the Florida Lottery and AWI, on the grounds that, among other things, the amended contract is materially different from the RFP and the proposal which AWI submitted. The Circuit Court's order declares null and void the amended contract between the Florida Lottery and AWI effective February 2, 2000. The Florida Lottery took an appeal on February 2, 2000, effecting an automatic stay of the Circuit Court's order. AWI took an appeal on February 10, 2000. On February 28, 2001, the First District Court of Appeal, by a 2-1 majority, affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court for a rehearing or certification of questions to the Florida Supreme Court. By an Order dated July 17, 2001, the District Court of Appeal granted these motions to the extent of certifying to the Florida Supreme Court two questions as being of great public importance. Both AWI and the Lottery have filed necessary notices to invoke the jurisdiction of the Florida Supreme Court to consider the questions certified by the District Court of Appeal and have also sought a continuance of a stay of enforcement of the Order of the Circuit Court. Such petitions are presently pending. The Florida Supreme Court has established a briefing schedule to determine jurisdictional issues and potentially substantive issues pertaining to the appeal. AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. Although we will vigorously defend and protect AWI's rights under this lottery agreement, we think AWI will likely have to renegotiate the contract on less favorable terms.

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

    Current Report on Form 8-K dated August 30, 2001

  (b)
  Exhibits

    See Index to Exhibits

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

ANCHOR GAMING (Registrant)
Date November 14, 2001	By:	/s/ THOMAS J. MATTHEWS Thomas J. Matthews Chief Executive Officer and President
Date November 14, 2001	By:	/s/ GEOFFREY A. SAGE Geoffrey A. Sage Chief Financial Officer and Treasurer
Date November 14, 2001	By:	/s/ DANIEL R. SICILIANO Daniel R. Siciliano Principal Accounting Officer and Corporate Controller

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

10.8
Joint Venture Agreement, dated as of December 3, 1996 by and between Anchor Games, a d/b/a/ of Anchor Coin, a Nevada corporation and our Subsidiary, and IGT. (Incorporated by reference to Exhibit 10.37 to our June 30, 1997 Annual Report on Form 10-K (File No. 0-23124).)
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
10.19
Employment Agreement between Thomas J. Matthews and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.19 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.20
Employment Agreement between Joseph Murphy and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.20 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)

10.21
Employment Agreement between Geoffrey A. Sage and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.21 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.22
Employment Agreement between David D. Johnson and Anchor Gaming, dated October 17, 2000, which includes a Stock Option Agreement and a Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.22 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.23
Employment Agreement between Christer S. T. Roman and Anchor Gaming, dated March 19, 2001, which includes a Stock Option Agreement. (Incorporated by reference to Exhibit 10.23 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.24
Employment Agreement between Thomas J. Matthews, International Game Technology and Anchor Gaming, dated July 8, 2001. (Incorporated by reference to Exhibit 10.24 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.25	Employment Agreement between Joseph Murphy and Anchor Gaming, dated July 8, 2001. (Incorporated by reference to Exhibit 10.25 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.26
Stock Option Agreement between Geoffrey A. Sage and Anchor Gaming, dated December 31, 1997, and Letter dated January 13, 2000. (Incorporated by reference to Exhibit 10.26 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.27
Stock Option Agreement between Geoffrey A. Sage and Anchor Gaming, dated January 3, 2000, and Memorandum dated January 3, 2000. (Incorporated by reference to Exhibit 10.27 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.28
Stock Option Agreement between Christer S. T. Roman and Anchor Gaming, dated September 3, 1999. (Incorporated by reference to Exhibit 10.28 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.29
Stock Option Agreement between Christer S. T. Roman and Anchor Gaming, dated September 24, 2000. (Incorporated by reference to Exhibit 10.29 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.30
Stock Option Agreement between Glen J. Hettinger and Anchor Gaming, dated September 24, 2000. (Incorporated by reference to Exhibit 10.30 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.31
Stock Option Agreement between Richard Burt and Anchor Gaming, dated September 24, 2000. (Incorporated by reference to Exhibit 10.31 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.32
Stock Option Agreement between Stuart D. Beath and Anchor Gaming, dated September 24, 2000. (Incorporated by reference to Exhibit 10.32 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)
10.33
Amendment No. 1 to Anchor Gaming 2000 Stock Incentive Plan, dated as of December 15, 2000. (Incorporated by reference to Exhibit 10.33 to our June 30, 2001 Annual Report on Form 10-K (File No. 0-23124).)

QuickLinks

FORM 10-Q
Anchor Gaming Form 10-Q Quarter Ended September 30, 2001 Index
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
SIGNATURES
INDEX TO EXHIBITS