Form 10-K/A
period 2001-06-30
ANCHOR GAMING
filed 2001-12-26
CIK 914923

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(AMENDMENT NO. 1)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   / /

    As of November 30, 2001, the market value for the voting and non-voting common equity held by non-affiliates of the registrant had a market value of $896,894,000.

    As of November 30, 2001, 14,992,224 shares of common stock, par value $0.01 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PART IV

Item 4. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

INDEPENDENT AUDITORS' REPORT

To the Co-Venturers of the Spin for Cash Wide Area Progressive Joint Venture:

    We have audited the accompanying balance sheets of the Spin for Cash Wide Area Progressive Joint Venture (the "Venture") as of September 29, 2001 and September 30, 2000, and the related statements of income, venturers' capital, and cash flows for each of the three years in the period ended September 29, 2001. These financial statements are the responsibility of the Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such financial statements present fairly, in all material respects, the financial position of the Venture as of September 29, 2001 and September 30, 2000, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Reno, Nevada
November 16, 2001

SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE
STATEMENTS OF INCOME

	Years Ended
	September 29, 2001	September 30, 2000	October 2, 1999
	(Dollars in thousands)
Revenues
Gaming operations	$504,321	$375,379	$293,460

Costs and expenses
Cost of gaming operations	217,864	164,535	142,179
Research and development	3,617	3,853	3,216
Selling, general, and administrative	402	300	177
Provision for bad debts	3,576	28	—

Total costs and expenses	225,459	168,716	145,572

Income from operations	278,862	206,663	147,888

Other income (expense)
Interest income	10,046	9,778	6,307
Interest expense	(5,387)	(4,494)	(4,234)
Loss on investments and foreign currency valuation	(96)	(15)	(3)

Total other income, net	4,563	5,269	2,070

Net income	$283,425	$211,932	$149,958

The accompanying notes are an integral part of these financial statements.

SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE
BALANCE SHEETS

	September 29, 2001	September 30, 2000
	(Dollars in thousands)
Assets
Current assets
Cash and cash equivalents	$93,211	$70,279
Accounts receivable, net of allowance for doubtful accounts of $3,586 and $102	44,272	35,785
Receivable from IGT	1,070	—
Investments to fund liabilities to jackpot winners	8,382	6,558
Prepaid royalties	24,422	27,443
Prepaid expenses and other	2,142	3,396

Total current assets	173,499	143,461

Furniture, fixtures and equipment, at cost	112,307	91,208
Less accumulated depreciation	(71,287)	(49,879)

Furniture, fixtures and equipment, net	41,020	41,329

Investments to fund liabilities to jackpot winners	86,262	68,274

Total assets	$300,781	$253,064

Liabilities and venturers' capital
Current liabilities
Accounts payable to IGT	$—	$3,260
Accounts payable to Anchor	—	18
Jackpot liabilities	49,107	26,592
Commissions and other payables	1,020	866

Total current liabilities	50,127	30,736
Long-term jackpot liabilities	102,176	81,575

Total liabilities	152,303	112,311
Venturers' capital	148,478	140,753

Total liabilities and venturers' capital	$300,781	$253,064

The accompanying notes are an integral part of these financial statements.

SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE
STATEMENTS OF CASH FLOWS

	Years Ended
	September 29, 2001	September 30, 2000	October 2, 1999
	(Dollars in thousands)
Cash flows from operating activities
Net income	$283,425	$211,932	$149,958

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,918	25,206	20,405
Provision for bad debts	3,576	28	—
Provision for inventory obsolescence	1,873	459	1,578
(Increase) decrease in assets:
Accounts receivable	(13,133)	(11,139)	(4,495)
Prepaid expenses and other	5,741	14,879	(37,120)
Increase (decrease) in accounts payable and accrued liabilities	(4,997)	(26,722)	15,792

Total adjustments	26,978	2,711	(3,840)

Net cash provided by operating activities	310,403	214,643	146,118

Cash flows from investing activities
Investment in furniture, fixtures and equipment	(40,926)	(46,552)	(10,749)
Proceeds from sale of furniture, fixtures and equipment	7,318	2,396	2,735
Investments to fund liabilities to jackpot winners:
Proceeds	6,754	4,684	35,449
Purchases	(26,566)	(24,742)	(21,105)

Net cash provided by (used in) investing activities	(53,420)	(64,214)	6,330

The accompanying notes are an integral part of these financial statements.

SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE
STATEMENTS OF CASH FLOWS

	Years Ended
	September 29, 2001	September 30, 2000	October 2, 1999
	(Dollars in thousands)
Cash flows from financing activities
Jackpot liabilities:
Payments to winners	(88,825)	(79,823)	(87,096)
Collections from systems	130,474	89,879	83,671
Capital contributions	—	22,275	22,275
Distributions	(275,700)	(170,264)	(159,350)

Net cash used in financing activities	(234,051)	(137,933)	(140,500)

Net increase in cash and cash equivalents	22,932	12,496	11,948
Cash and cash equivalents
Beginning of year	70,279	57,783	45,835

End of year	$93,211	$70,279	$57,783

Supplemental disclosure of cash flows information
Cash paid for interest during the year	$5,387	$4,494	$4,512

Supplemental disclosure of non-cash investing and financing activities
Capital lease additions	$—	$—	$201

The accompanying notes are an integral part of these financial statements.

SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE
STATEMENTS OF VENTURERS' CAPITAL

	Anchor	IGT	Total
	(Dollars in thousands)
Balance, October 1, 1998	$31,963	$31,964	$63,927
Capital contributions	—	22,275	22,275
Distributions	(79,675)	(79,675)	(159,350)
Net income	74,979	74,979	149,958

Balance, October 2, 1999	27,267	49,543	76,810
Capital contributions	22,275	—	22,275
Distributions	(85,132)	(85,132)	(170,264)
Net income	105,966	105,966	211,932

Balance, September 30, 2000	70,376	70,377	140,753
Distributions	(137,850)	(137,850)	(275,700)
Net income	141,713	141,712	283,425

Balance, September 29, 2001	$74,239	$74,239	$148,478

The accompanying notes are an integral part of these financial statements.

SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS

1. Organization

    The Spin for Cash Wide Area Progressive Joint Venture (the Venture) is owned equally by IGT, a wholly-owned subsidiary of International Game Technology, and Anchor Gaming (Anchor). The Joint Venture Agreement was signed on December 3, 1996. The first machines operated by the Venture were placed into operation on December 12, 1996.

    The primary purpose of the Venture is to develop and install innovative gaming machines which utilize shared expertise and knowledge. As of September 29, 2001, the Venture was operating domestically in Colorado, Connecticut, Indiana, Louisiana, Michigan, Mississippi, Missouri, Native American markets, Nevada, New Jersey, South Dakota and cruise ship markets, and internationally in the Bahamas, Canada, Europe, South Africa and Uruguay.

2. Summary of Significant Accounting Policies

    Basis of Presentation—The financial statements of the Venture are maintained in accordance with applicable accounting principles generally accepted in the United States of America.

    Revenues—Gaming operations revenues consist of revenues relating to the operation of the proprietary games, either connected to progressive jackpot systems or in stand-alone formats, and the lease of gaming machines. Revenues from proprietary jackpot systems are recognized monthly based on a percentage of the revenue, or "coin in". Revenues from proprietary games in stand-alone format are recognized monthly based on the net win that the game generates for the operator. Lease revenue is recognized with the passage of time.

    The operation of linked progressive systems varies among jurisdictions as a result of different gaming regulations. In all jurisdictions, the jackpot on a wide area progressive system increases based on the handle. The casinos pay a percentage of the handle to the Venture, an administrator or a trust to fund the progressive jackpot. This percentage of handle (contribution) is recognized as revenue. Concurrently, the Venture, the administrator or the trust recognize a liability (liability for jackpots not yet won) and jackpot expense (recorded in cost of gaming operations) for the cost to fund this jackpot in the future.

    Funding of the progressive jackpot differs by jurisdiction but is generally administered by IGT. Jackpots are currently paid in equal installments over a 20 to 26 year period or winners may elect to receive the discounted value of the jackpot in lieu of annual installments. Jackpots on some of our games are paid out at the time they are won. In Colorado, funding of progressive jackpots is administered by a separate fund managed by IGT. Progressive system lease fees are paid to IGT from this fund. Linked progressive systems are also operated by a trust in Iowa. IGT derives revenue based on the Iowa trust profits.

    In New Jersey, each progressive system is operated by an independent trust managed by representatives from participating casinos. The Venture receives revenues based upon a set annual fee per machine per system. Payments to the jackpot winners are made by the trust.

    Operating Expenses—IGT and Anchor provide most of the services associated with the operation of the Venture. The cost of these operations are billed to the Venture using methodologies that best approximate the actual cost of these services to the respective partner. Interest is accrued at an annual rate of approximately 8.5% and is billed monthly on balances payable to the partners that are greater than 30 days old and on inventories held for the Venture. Management believes that the methods used to allocate these costs are reasonable.

    Third Party Expenses—IGT and Anchor receive and pay all invoices from third parties for the delivery of goods or services. The partners invoice the Venture for these costs which are recorded by the Venture.

    Research and Development—IGT and Anchor perform substantially all of the engineering development work for the Venture and invoice the Venture for these services at cost. Research and development charges are expensed as incurred.

    Cash and Cash Equivalents—Cash and cash equivalents includes operating cash and cash required for funding progressive systems jackpot payments. Cash in excess of daily requirements is generally invested in various marketable securities. If these securities have original maturities of three months or less, they are considered cash equivalents. Such investments are stated at cost, which approximates market. At September 29, 2001, we had bank deposits in excess of insured limits of approximately $7.5 million.

    Depreciation—Substantially all of the Venture's depreciable assets are used directly in gaming operations and are provided by the partners who invoice the Venture for these assets at their approximate cost. Depreciation is recorded on the straight-line method over the following estimated useful lives:

Gaming operations equipment	2 to 3 years
Furniture, fixtures, and equipment	5 years

    Prepaid Royalties—Amounts include prepayments for registered trademarks used for various Venture products.

    Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    Reclassifications—Certain amounts in the 2000 and 1999 financial statements have been reclassified to be consistent with the presentation used in the 2001 financial statements.

    Recently Issued Accounting Standards—In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements and was effective beginning with the fourth quarter of fiscal 2001. Adoption of SAB 101 did not have a material impact on the financial condition or results of the Venture's operations.

    In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, which would be the Venture's fiscal 2003. An analysis of the impact that SFAS 144 will have on the Venture's financial condition or results of operations has not yet been completed.

3. Investments to Fund Liabilities to Jackpot Winners

    These investments represent discounted U.S. government treasury securities purchased to meet obligations for making payments to linked progressive systems jackpot winners. At September 29, 2001, the Venture had both the intent and ability to hold these investments to maturity and, therefore, classified them as held-to-maturity. Accordingly, these investments are stated at cost, adjusted for amortization of premiums and accretion of discounts over the term of the security, using the interest method. Securities in this portfolio have maturity dates through 2026.

    Investments to fund liabilities to jackpot winners at September 29, 2001 and September 30, 2000 are as follows:

		Gross Unrealized
	Amortized Cost			Market Value
		Gains	Losses
	(Dollars in thousands)
September 29, 2001
US government obligations	$94,644	$6,841	$(79)	$101,406

September 30, 2000
US government obligations	$74,832	$1,240	$(1,237)	$74,835

    Federal legislation passed in October 1998 permits jackpot winners to elect to receive the discounted value of progressive jackpots won in lieu of annual installments. For jackpots won after the date of the legislation, the winner was able to make this election after July 1, 1999. Upon a winner's election after July 1, 1999, investments held by the Venture to fund the winner's liability were sold to settle the liability. The offer for these past winners to elect a single cash payment has now expired. Therefore, we do not anticipate additional sales of held-to-maturity investments.

    Proceeds from the sale of these securities were paid to jackpot winners. Therefore, the net realized loss was offset by an equal gain on the settlement of winner liabilities. Below is a summary of sales of these securities:

	Fiscal 2001	Fiscal 2000	Fiscal 1999
	(Dollars in thousands)
Proceeds from sale	$—	$898	$32,798
Gross realized gains	—	—	107
Gross realized losses	—	108	1,215

4. Liabilities to Jackpot Winners

    The Venture receives a percentage of the amount played or machine rental and service fees from the linked progressive systems to fund the related jackpot payments in Colorado, Louisiana, Michigan, Mississippi, Missouri, Native American, Nevada, and South Dakota systems. Winners may elect to receive a single payment of the discounted value of the jackpot won or annual installments. Equal annual installments are paid over 20 to 26 years without interest.

    Future gross payments due to jackpot winners under these systems at September 29, 2001 are as follows:

Fiscal Year Ending	Payment
(Dollars in thousands)
2002	$19,712
2003	8,382
2004	8,382
2005	8,382
2006	8,382
2007 and after	116,680

$169,920

    Jackpot liabilities in the amount of the present value of the jackpots are recorded concurrently with the recognition of the related revenue. Jackpot liabilities include discounted payments due to winners for jackpots won and amounts accrued for jackpots not yet won that are contractual obligations of the Venture. Jackpot liabilities consist of the following:

	September 29, 2001	September 30, 2000
	(Dollars in thousands)
Gross payments due to jackpot winners	$169,920	$140,915
Unamortized discount on payments to jackpot winners	(68,117)	(60,227)
Accrual for jackpots not yet won	49,480	27,479

Total jackpot liabilities	151,283	108,167
Less current liabilities	(49,107)	(26,592)

Long-term jackpot liabilities	$102,176	$81,575

    The Venture amortizes the discount on the winner liabilities, recognizing it as interest expense. During fiscal years 2001, 2000, and 1999, the Venture recorded interest expense on jackpot liabilities of $5.1 million, $3.8 million, and $4.2 million. The Venture is required to maintain cash and investments relating to systems liabilities totaling $26.1 million at September 29, 2001 and $16.5 million at September 30, 2000. During fiscal years 2001, 2000, and 1999, the Venture recorded interest income on jackpot investments of $5.1 million, $3.8 million, and $4.2 million.

5. Income Taxes

    The Venture has not made any provision for federal income taxes due to its election to be taxed as a pass-through entity under Internal Revenue Code, Section 704A. Under this election, income of the Venture is taxable to the individual venturers.

6. Related-Party Transactions

    Substantially all of the goods and services recorded by the Venture are provided by or paid for by IGT and Anchor. At September 29, 2001 the Venture had a receivable from IGT of $1.1 million. As of September 30, 2000 the payable to IGT was $3.3 million. As of September 29, 2001 no amounts were payable to Anchor. At September 30, 2000 amounts payable to Anchor totaled $18,000. The Venture incurred interest expense to IGT of $311,000 during fiscal 2001, $703,000 during fiscal 2000, and $50,000 in fiscal 1999.

7. Contingencies

    The Venture has been named and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

    Acres—In February 1999, the Venture and Anchor filed an action in U.S. District Court, District of Nevada, against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for Summary judgment have been filed by the parties.

    Kraft—On July 18, 2001, an individual, Mary Kraft, filed a complaint in the Wayne County Circuit Court in Detroit, Michigan, against IGT, Anchor and the three operators of casinos in Detroit, Michigan. IGT was never served with the complaint and was voluntarily dismissed from the litigation on July 27, 2001. On September 26, 2001, International Game Technology filed a motion to intervene as a party defendant, which was granted on October 26, 2001. The plaintiff claims the bonus wheel feature of the Wheel of Fortune® and I Dream of Jeannie (TM) slot machines, which are manufactured, designed and programmed by IGT and/or Anchor, are deceptive and misleading. Specifically, plaintiff alleges that the bonus wheels on these games do not randomly land on a given dollar amount but are programmed to provide a predetermined frequency of pay-outs. The complaint alleges violations of the Michigan Consumer Protection Act, common law fraud and unjust enrichment and asks for unspecified compensatory and punitive damages, disgorgement of profits, injunctive and other equitable relief, and costs and attorney's fees. The plaintiff seeks to certify a class of any individual in Michigan who has played either of these games since June of 1999. The Michigan Gaming Control Board, the administrative agency responsible for policing the Detroit casinos, approved the machines and their programs for use.

8. Merger

    On July 8, 2001, IGT and Anchor entered into an Agreement and Plan of Merger, pursuant to which Anchor will merge with a subsidiary of IGT's. Both companies' boards of directors unanimously approved the Agreement and Plan of Merger. The merger, which is expected to be completed prior to January 31, 2002, is subject to the approval of both companies' shareholders and certain regulatory approvals, including gaming regulatory approvals and Hart-Scott-Rodino antitrust preclearance. The proposed combination will permit the companies to work more closely together to develop new games and use their complementary resources to benefit casinos and casino customers. Subsequent to the merger, the results of the Venture will become fully consolidated with IGT and it's subsidiaries.

******

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
21.1	List of Subsidiary Corporations. (Incorporated by reference to Exhibit 21.1 to our June 30, 2001 Annual Report on Form 10-K (File No, 0-23124))
99.1*	Financial statements of the Spin for Cash Joint Venture for the years ended September 30, 2001, 1999 and 1998

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

Date: December 21, 2001 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STUART D. BEATH Stuart D. Beath	Director	December 21, 2001

/s/ RICHARD R. BURT Richard R. Burt	Director	December 21, 2001

/s/ GLEN J. HETTINGER Glen J. Hettinger	Director	December 21, 2001

/s/ THOMAS J. MATTHEWS Thomas J. Matthews	Director	December 21, 2001

/s/ JOSEPH MURPHY Joseph Murphy	Director	December 21, 2001

QuickLinks

FORM 10-K/A (AMENDMENT NO. 1)
PART IV
INDEPENDENT AUDITORS' REPORT
SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE STATEMENTS OF INCOME
SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE BALANCE SHEETS
SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE STATEMENTS OF CASH FLOWS
SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE STATEMENTS OF CASH FLOWS
SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE STATEMENTS OF VENTURERS' CAPITAL
SPIN FOR CASH WIDE AREA PROGRESSIVE JOINT VENTURE NOTES TO FINANCIAL STATEMENTS
INDEX TO EXHIBITS
SIGNATURES