Form 10-Q
period 2001-12-29
ANCHOR GAMING
filed 2002-02-12
CIK 914923

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    Mark One)

     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 29, 2001

                                       OR

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
Yes  X    No
     -      -

     Shares outstanding of the registrant's common stock as of January 26, 2002:

               Class                       Outstanding as of January 26, 2002
               -----                       -----------------------------------
     Common stock, $0.01 par value                          100

                                Table of Contents

                         Part I  - Financial Information



                                                                            Page
     Item 1.  Financial Statements:
              Condensed Consolidated Statements of Income -
                 Three and Six Months Ended December 29, 2001
                 and December 31, 2000..       ................................4

              Condensed Consolidated Balance Sheets -
                 December 29, 2001 and June 30, 2001 ..........................6

              Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended December 29, 2001 and December 31, 2000......7

              Notes to Condensed Consolidated Financial Statements.............9

     Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................19

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk......29


                           Part II - Other Information

     Item 1.  Legal Proceedings...............................................30

     Item 2.  Changes in Securities...........................................30

     Item 3.  Defaults Upon Senior Securities.................................30

     Item 4.  Submission of Matters to a Vote of Security Holders.............30

     Item 5.  Other Information...............................................30

     Item 6.  Exhibits and Reports on Form 8-K................................30

     Signatures...............................................................31

                         Part I - Financial Information

Item 1.  Financial Statements

General
The following unaudited condensed consolidated financial statements were prepared by Anchor Gaming (referred throughout this document, together with its consolidated subsidiaries where appropriate, as Anchor, Company, we, our, and
us) and include all normal adjustments considered necessary to present fairly the financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year ended June 30, 2001. Operating results for current periods do not necessarily indicate the results that may be expected for the fiscal year ending June 29, 2002.

You should read these financial statements along with the financial statements, accounting policies and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. We believe that the disclosures in this document are adequate to make the information presented not misleading. Certain amounts in the unaudited condensed consolidated financial statements presented for the comparable prior year period have been reclassified to be consistent with the presentation used in the current fiscal period.

Condensed Consolidated Statements of Income

                                                                    Three Months Ended                Six Months Ended
                                                               ---------------------------       ----------------------------
                                                               December 29,   December 31,       December 29,    December 31,
                                                                  2001           2000               2001            2000
-----------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Revenues
    Gaming operations                                            $34,539        $ 43,070          $ 76,394        $ 88,962
    Gaming systems                                                46,035          41,147            92,507          84,979
    Gaming machines                                               11,591          14,239            25,870          28,387
                                                                 -------        --------          --------        --------
    Total revenues                                                92,165          98,456           194,771         202,328
                                                                 -------        --------          --------        --------
Costs and Expenses
    Gaming operations                                             19,359          28,448            43,394          58,458
    Gaming systems                                                29,603          29,225            55,260          60,073
    Gaming machines                                                5,323           5,781             9,868          11,763
    Selling, general and administrative                           19,305          17,024            39,204          33,838
    Research and development                                       3,103           3,420             6,112           7,054
    Depreciation and amortization                                  9,750          15,610            20,284          30,705
                                                                 -------        --------          --------        --------
    Total costs and expenses                                      86,443          99,508           174,122         201,891
                                                                 -------        --------          --------        --------
Earnings of Unconsolidated Affiliates                             33,476          31,648            72,446          64,670
                                                                 -------        --------          --------        --------
Income from Operations                                            39,198          30,596            93,095          65,107
                                                                 -------        --------          --------        --------
Other Income (Expense)
    Interest income                                                  525             544             1,055           1,233
    Interest expense                                              (7,706)        (11,055)          (16,612)        (15,658)
    Gain on the sale of assets                                       278           8,089             2,352           7,987
    Other income                                                     100             113               207             185
    Minority interest in earnings of consolidated
       subsidiaries                                                 (304)           (193)             (604)           (449)
                                                                 -------        --------          --------        --------
    Other expense, net                                            (7,107)         (2,502)          (13,602)         (6,702)
                                                                 -------        --------          --------        --------
Income Before Income Taxes                                        32,091          28,094            79,493          58,405
Provision for Income Taxes                                        12,676          22,871            31,400          34,844
                                                                 -------        --------          --------        --------
Net Income before Cumulative Effect of Change
    in Accounting Principle                                       19,415           5,223            48,093          23,561

Cumulative Effect of Change in Accounting Principle,
    Net of Taxes of $81                                                -               -                 -             124
                                                                 -------        --------          --------        --------
Net Income                                                       $19,415        $  5,223          $ 48,093        $ 23,685
                                                                 =======        ========          ========        ========



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Statements of Income

                                                                   Three Months Ended                 Six Months Ended
                                                               ---------------------------      ----------------------------
                                                               December 29,   December 31,      December 29,    December 31,
                                                                   2001           2000              2001            2000
----------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands, except per share amounts)
Basic Earnings Per Share
    Income before cumulative effect                              $  1.30        $   0.33          $   3.23        $   1.21
    Cumulative effect of change in accounting principle                -               -                 -               -
                                                                 -------        --------          --------        --------
    Net Income                                                   $  1.30        $   0.33          $   3.23        $   1.21
                                                                 =======        ========          ========        ========

Diluted Earnings Per Share
    Income before cumulative effect                              $  1.24        $   0.32          $   3.09        $   1.18
    Cumulative effect of change in accounting principle                -               -                 -               -
                                                                 -------        --------          --------        --------
    Net Income                                                   $  1.24        $   0.32          $   3.09        $   1.18
                                                                 =======        ========          ========        ========

Weighted Average Common Shares Outstanding                        14,942          15,841            14,902          19,538
Weighted Average Common and Potential
    Shares Outstanding                                            15,642          16,371            15,574          20,034






              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

                                                                         December 29,       June 30,
                                                                             2001             2001
-----------------------------------------------------------------------------------------------------
(Amount in thousands, except shares and par value)
Assets
   Current assets
      Cash and cash equivalents                                           $  25,301         $  24,147
      Accounts and notes receivable, net                                     30,706            33,404
      Inventory, net                                                         16,863            14,810
      Assets held for sale                                                   17,334             3,451
      Other current assets                                                    7,459             8,536
                                                                          ---------         ---------
       Total current assets                                                  97,663            84,348
                                                                          ---------         ---------

   Property and equipment, net                                              112,362           123,628
   Goodwill and intangible assets, net                                       48,659            63,508
   Investments in unconsolidated affiliates                                  64,749            77,454
   Other long-term assets                                                    58,510            57,492
                                                                          ---------         ---------
       Total assets                                                       $ 381,943         $ 406,430
                                                                          =========         =========

Liabilities and Stockholders' Equity (Deficiency)
   Current liabilities
      Accounts payable                                                    $   8,180         $   9,882
      Current portion of long-term debt                                         604               676
      Income tax payable                                                      6,515            10,241
      Other current liabilities                                              35,061            45,799
                                                                          ---------         ---------
       Total current liabilities                                             50,360            66,598
                                                                          ---------         ---------

   Long-term debt, net of current portion                                   336,394           406,124
   Other liabilities                                                          2,626                 -
                                                                          ---------         ---------
       Total liabilities                                                    389,380           472,722
                                                                          ---------         ---------

   Minority interest in consolidated subsidiary                               9,228             4,263
                                                                          ---------         ---------

   Commitments and contingencies                                                  -                 -
                                                                          ---------         ---------

   Stockholders' equity (deficiency)
      Preferred stock: $0.01 par value; 1,000,000 shares authorized;
        no shares issued                                                           -                 -
      Common stock; $0.01 par value; 50,000,000 shares
        authorized; 29,375,106 and 29,240,328 shares issued                     294               292
      Treasury stock at cost: 14,380,686 shares                            (429,214)         (429,214)
      Additional paid-in capital                                            161,026           156,001
      Deferred compensation                                                  (4,555)           (5,325)
      Retained earnings                                                     255,784           207,691
                                                                          ---------         ---------
       Total stockholders' deficiency                                       (16,665)          (70,555)
                                                                          ---------         ---------
       Total liabilities and stockholders' equity (deficiency)            $ 381,943         $ 406,430
                                                                          =========         =========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows

                                                                                      Six Months Ended
                                                                             --------------------------------
                                                                             December 29,        December 31,
                                                                                2001                 2000
-------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
  Net Income                                                                  $ 48,093            $  23,685
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                             20,284               30,705
      Other non-cash expenses, gains and losses, net                             7,864               (4,133)
      (Increase) decrease in operating assets:
         Accounts receivable                                                     1,659               (6,089)
         Inventories                                                            (1,824)                 276
         Other assets                                                             (379)               1,842
      Increase (decrease) in operating liabilities:
         Accounts payable                                                        1,397               (3,327)
         Income tax payable                                                     (5,094)              17,060
         Other liabilities                                                      (9,168)               1,502
      Earnings of unconsolidated affiliates (in excess of) less than
         distributions                                                          12,704               (2,600)
                                                                              --------            ---------
      Total adjustments                                                         27,443               35,236
                                                                              --------            ---------
      Net cash provided by operating activities                                 75,536               58,921
                                                                              --------            ---------
Cash Flows from Investing Activities
  Investments in property and equipment and intangible assets                  (17,283)             (24,408)
  Proceeds from sale of assets                                                   6,003                  741
  Issuance of notes receivable                                                  (6,021)              (3,135)
  Principal reductions on notes receivable and other cash receipts               7,028                2,467
                                                                              --------            ---------
      Net cash used in investing activities                                    (10,273)             (24,335)
                                                                              --------            ---------

Cash Flows from Financing Activities
  Proceeds from borrowing                                                       16,000              271,304
  Repayment of long-term debt                                                  (83,282)             (56,786)
  Purchases of treasury stock                                                        -             (247,871)
  Loan fees paid                                                                     -               (8,031)
  Proceeds from sale of stock                                                    3,173                7,921
                                                                              --------            ---------
      Net cash used in financing activities                                    (64,109)             (33,463)
                                                                              --------            ---------

Net Increase in Cash and Cash Equivalents                                        1,154                1,123
Cash and Cash Equivalents at:
  Beginning of Period                                                           24,147               25,883
                                                                              --------            ---------
  End of Period                                                               $ 25,301            $  27,006
                                                                              ========            =========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Supplemental Cash Flows Information

                                                                                      Six Months Ended
                                                                                ------------------------------
                                                                                December 29,      December 31,
                                                                                    2001             2000
--------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash paid for interest                                                            $ 9,142         $  9,373

Cash paid for income taxes                                                         24,018           16,571

Supplemental schedule of non-cash investing and financing activities:
    Stock repurchase through issuance of note payable                                   -           66,000

Sale of racetrack assets:
    Carrying value of assets sold:
       Current assets, other than cash                                                  -         $    380
       Property and equipment, net                                                      -           22,923
       Goodwill                                                                         -           29,885
Other intangibles and long-term assets                                                  -            3,770
                                                                                                  --------
                                                                                        -           56,958
    Note payable forgiven in exchange for racetrack assets                              -          (66,000)
    Pre-tax gain on sale                                                                -            8,051
                                                                                                  --------
    Operating cash sold (included in other investing activities)                        -         $   (991)
                                                                                                  ========





              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.       Summary of Significant Accounting Policies:

Change in Quarter End
On December 26, 2001, the Company and IGT filed Articles of Merger with the Nevada Secretary of State. Under this filing, the merger became effective December 30, 2001 (See Note 12). To conform to the quarterly periods used by IGT, Anchor changed its quarter-end date to the Saturday closest to December 31 in the current quarter. Similarly, subsequent quarters will end on the Saturday closest to the last day of the quarter-end month.

Investment in Unconsolidated Affiliate
Anchor accounts for its joint venture with IGT, the Spin for Cash Wide Area Progressive Joint Venture (Joint Venture) as an investment in unconsolidated affiliate under the equity method. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of earnings, losses and distributions of the affiliate. The primary business of the Joint Venture is to distribute gaming machines on wide-area progressive systems. The Company's share of net earnings from the Joint Venture and related activities are included in earnings of unconsolidated affiliates. The Joint Venture has a September 30 fiscal year-end. Summarized results of operations for the Joint Venture are as follows:


                                      Three Months Ended                 Six Months Ended
                                ---------------------------        ----------------------------
                                December 29,   December 31,        December 29,    December 31,
                                   2001           2000                 2001             2000
      -----------------------------------------------------------------------------------------
      (in thousands)
      Revenues                   $127,071       $108,393             $266,396        $218,534
      Expenses                     60,123         46,930              123,290          92,968
      Operating income             66,948         61,463              143,106         125,566
      Net income                   67,729         62,654              144,891         128,124


Depreciation expense for the Joint Venture was $8.5 million and $7.2 million for the quarters ended December 29, 2001, and December 31, 2000. For the six-month periods ended December 29, 2001 and December 31, 2000, depreciation expense was $17.3 million and $13.9 million.

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

Notes to Condensed Consolidated Financial Statements

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

2.       Inventory

Inventories, net of valuation reserves, are as follows:

                                            December 29,       June 30,
                                               2001              2001
-----------------------------------------------------------------------
(in thousands)
Raw materials                                 $ 5,145           $ 4,602
Work-in-process                                   366               562
Finished goods                                 11,352             9,646
                                              -------           -------
                                              $16,863           $14,810
                                              =======           =======


3.       Other Current Liabilities

Other current liabilities are as follows:
                                            December 29,       June 30,
                                                2001             2001
-----------------------------------------------------------------------
(in thousands)
Labor, compensation and benefits              $ 8,414           $11,454
Interest expense                                5,575             6,455
Accrued restructuring expense                   4,059             5,036
Accrued liquidated damages                      1,331             5,532
Other accrued expenses                         15,682            17,322
                                              -------           -------
                                              $35,061           $45,799
                                              =======           =======


Liquidated damages are accrued when they are probable and can be reasonably estimated. Failure to perform under lottery contracts may result in substantial monetary damages. At June 30, 2001, our liability for liquidated damages primarily related to our on-line lottery contract with the state of Florida. Automated Wagering International (AWI), our on-line lottery company, paid $4.5 million in July 2001 to the Florida State Lottery.

Notes to Condensed Consolidated Financial Statements

4.       Impairment of Assets and Restructuring Charges

Impairment Charge
During fiscal 2001, the Company, in accordance with Statement of Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of SFAS 121, recorded impairment charges of $119.5 million. Goodwill, intangible assets and property, plant and equipment were impaired $68.4 million, $17.1 million and $34.0 million.

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

A summary of the impairment, restructuring and other charge activity as well as the amount of remaining accruals is as follows:

                                      Asset
                                    Impairment     Separation   Contractual
                                     Charges          Costs      Exit Costs     Other        Total
-----------------------------------------------------------------------------------------------------
(in thousands)
Charge                              $ 119,470        $ 2,775      $4,708       $ 2,445     $ 129,398
Cash expenditures                           -         (2,181)       (863)            -        (3,044)
Noncash charges                      (119,470)          (255)       (125)       (2,445)     (122,295)
                                    ---------        -------      ------       -------     ---------
Accrual balance December 29,
    2001                            $       -        $   339      $3,720       $     -     $   4,059
                                    =========        =======      ======       =======     =========


Notes to Condensed Consolidated Financial Statements

5.       Earnings Per Share

A reconciliation of income and shares for basic and diluted earnings per share
(EPS) is as follows:

                                                Three Months Ended                      Three Months Ended
                                        ----------------------------------        -------------------------------
                                                December 29, 2001                        December 31, 2000
                                        ----------------------------------        -------------------------------
                                                                 Per Share                              Per Share
                                        Income        Shares       Amount         Income      Shares      Amount
  ---------------------------------------------------------------------------------------------------------------
  (in thousands, except per share amounts)
  Basic EPS:
    Net Income                          $19,415       14,942       $ 1.30        $ 5,223      15,841      $ 0.33
  Effect of Dilutive Securities:
    Options                                   -          700        (0.06)             -         530       (0.01)
                                        -------       ------       ------        -------      ------      ------
  Diluted EPS:
    Net Income                          $19,415       15,642       $ 1.24        $ 5,223      16,371      $ 0.32
                                        =======       ======       ======        =======      ======      ======




                                                 Six Months Ended                          Six Months Ended
                                        ----------------------------------        -------------------------------
                                                December 29, 2001                          December 31, 2000
                                        ----------------------------------        -------------------------------

                                          Net                    Per Share         Net                  Per Share
                                        Income        Shares       Amount         Income      Shares      Amount
  ----------------------------------------------------------------------------------------------------------------
  (in thousands, except per share amounts)
  Basic EPS:
    Net Income                          $48,093       14,902       $ 3.23        $23,685      19,538      $ 1.21
  Effect of Dilutive Securities:
    Options                                   -          672        (0.14)             -         496       (0.03)
                                        -------       ------       ------        -------      ------      ------
  Diluted EPS:
    Net Income                          $48,093       15,574       $ 3.09        $23,685      20,034      $ 1.18
                                        =======       ======       ======        =======      ======      ======


6.       Divestitures

Sale of Montana Slot Route Assets
In the third quarter of fiscal 2001, management of the Company committed to a plan to sell the Montana slot route assets by March 31, 2002. On September 28, 2001, the Company sold the Montana slot route assets for $5.2 million and recorded a gain of $2.0 million. For the three months ended December 31, 2000 and the six months ended December 29, 2001 and December 31, 2000, the operations of the Montana slot route contributed the following amounts:

Notes to Condensed Consolidated Financial Statements


                                         Three Months Ended           Six Months Ended
                                         ------------------      ---------------------------
                                            December 31,         December 29,   December 31,
                                               2000                 2001           2000
--------------------------------------------------------------------------------------------
(in thousands)
Revenues                                     $4,857               $5,375          $9,890
Expenses                                      4,486                4,966           8,982
Operating income                                371                  409             908
Net income (excluding gain
   on sale of assets)                           228                  226             548



Pala Management Contract
On December 23, 2001, the Company entered into an agreement with the Pala Band of Mission Indians and Jerome H. Turk to surrender its portion of the management agreement for the Pala Casino in San Diego, California, subject to conditions. Upon completion of the transaction, which is expected in February 2002, Mr. Turk will become the sole owner of the management company that has the management contract for the Pala Casino. The Pala Band of Mission Indians will pay Anchor $77 million, consisting of $14 million payable in cash at the closing, and $63 million payable by delivery of a subordinated secured promissory note. Assets associated with the Pala management contracts are classified as available for sale in the accompanying balance sheet as of December 29, 2001.

7.       Contingencies

Anchor has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

GTECH
In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery and AWI in the Circuit Court, Second
Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeal of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. On July 22, 1999, the First District Court of Appeal affirmed the Florida Lottery's award of the contract to AWI. In March 1999, AWI and the Florida Lottery executed an amended contract.

On January 28, 2000, the Florida Circuit Court determined that the amended contract materially differed from the Request for Proposal and declared the amended contract null and void. The Florida Lottery appealed on February 2, 2000, affecting an automatic stay of the Circuit Court's order. AWI appealed on February 10, 2000. On February 28, 2001, the Florida First District Court of Appeal affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court of Appeal for a rehearing or certification of questions to the Florida Supreme Court. On July 17, 2001, the Court of Appeal granted these motions. Both AWI and the Lottery have petitioned the Florida Supreme Court to consider the questions certified by the Court of Appeal and also to stay enforcement of the Order of the Circuit Court.

Notes to Condensed Consolidated Financial Statements

AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. Although we intend to vigorously defend and protect AWI's rights under the lottery agreement, we anticipate that AWI may need to renegotiate the Florida Lottery contract on terms that may be less favorable than under the original agreement.

Acres
In February 1999, the Joint Venture, to which IGT and Anchor are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). IGT is not a party to this action. The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been removed to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

8.       Business Segments

At December 29, 2001, Anchor operated principally in three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of two business units: the Joint Venture and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams. Anchor Games and the Joint Venture activities are viewed as a single business segment because the nature of both product lines is the same. The same management group monitors all activities of our proprietary gaming segment, of which the joint venture is an integral part. Gaming operations are currently conducted through three business units: the Colorado Central Station casino, the Colorado Grande casino and a gaming machine route operation in Nevada. The Montana slot route assets were sold on September 28, 2001, and have been included in the gaming operations segment in the period ended December 31, 2000, and also for the first three months of fiscal 2002. The Company also has a 68% interest in a development contract and seven-year management contract with the Pala Band of Mission Indians to manage a casino in Northern San Diego County, California that opened on April 3, 2001. The Company has agreed to surrender these contracts, subject to conditions (See Note 16). The gaming systems segment consists of three business units. These are AWI, an on-line lottery company; VLC, a company that provides gaming products to government-controlled gaming jurisdictions; and United Tote, a pari-mutuel wagering system company.

The following table presents information as to our operations by business segment for the current and comparable prior period.

Notes to Condensed Consolidated Financial Statements


                                                 Three Months Ended                      Six Months Ended
                                          --------------------------------       --------------------------------
                                          December 29,        December 31,       December 29,        December 31,
                                              2001                2000               2001                2000
 -------------------------------------------------------------------------       --------------------------------
 (in thousands)
 Revenues and earnings of
   unconsolidated affiliates
      Gaming machines:
        Earnings of unconsolidated
          affiliates                       $  33,476           $  31,648           $  72,446           $  64,670
        Wholly-owned operations               11,591              14,335              25,870              28,600
                                           ---------           ---------           ---------           ---------
            Total gaming machines             45,067              45,983              98,316              93,270
      Gaming operations                       34,779              43,266              76,858              89,348
      Gaming systems                          46,214              41,606              92,900              85,523
      Intercompany revenues                     (419)               (751)               (857)             (1,143)
                                           ---------           ---------           ---------           ---------
            Total revenues and
               earnings of uncon-            125,641             130,104             267,217             266,998
               solidated affiliates
      Less earnings of unconsoli-
        dated affiliates                     (33,476)            (31,648)            (72,446)            (64,670)
                                           ---------           ---------           ---------           ---------
            Total Revenues                 $  92,165           $  98,456           $ 194,771           $ 202,328
                                           =========           =========           =========           =========


                                                 Three Months Ended                      Six Months Ended
                                          --------------------------------      ---------------------------------
                                          December 29,        December 31,       December 29,        December 31,
                                             2001                2000               2001                2000
 -------------------------------------------------------------------------      ---------------------------------
 (in thousands)
 Income (loss) from operations:
      Gaming machines:
        Earnings of unconsolidated
          affiliates                       $  33,476           $  31,648           $  72,446           $  64,670
        Wholly-owned operations               (1,414)               (360)             (1,598)                239
                                           ---------           ---------           ---------           ---------
          Total gaming machines               32,062              31,288              70,848              64,909
        Gaming operations                      8,513               6,215              18,186              13,530
        Gaming systems                          (698)             (5,698)              5,228             (10,653)
        General corporate expenses              (679)             (1,209)             (1,167)             (2,679)
                                           ---------           ---------           ---------           ---------
                                           $  39,198           $  30,596           $  93,095           $  65,107
                                           =========           =========           =========           =========


                                           December 29,       June 30,
                                             2001             2001
-----------------------------------------------------------------------
(in thousands)
Identifiable segment assets:
     Gaming machines                       $ 125,317           $ 140,709
     Gaming operations                       106,263             109,451
     Gaming systems                          138,684             141,654
     Corporate                                11,679              14,616
                                           ---------           ---------
                                           $ 381,943           $ 406,430
                                           =========           =========

Notes to Condensed Consolidated Financial Statements

9.       Derivatives and Hedging Activities

Anchor adopted SFAS No.133, Accounting for Derivative Instruments and Hedging Activities, on July 1, 2000. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

During October 2001, the Company entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, the Company will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70 million. The interest rate swap agreement qualifies for the "shortcut" method allowed under SFAS No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. As such there is no income statement impact from changes in the fair value of the hedging instruments. Instead, the fair value of the instrument is recorded as an asset or liability on the Company's balance sheet, with an offsetting adjustment to the carrying value of the related debt. Accordingly, the balance of long-term debt has been reduced by $2.6 million and other long-term liabilities reflects the liability associated with the swap.

10.      Reclassifications

The Company has reclassified the presentation of earnings from unconsolidated joint venture operations. Prior to June 30, 2001, the Company reported earnings from unconsolidated joint ventures as a component of gaming machine revenues. The Company now reports the net results of unconsolidated joint ventures as a separate component of operating income on the income statement under a separate caption titled "Earnings of Unconsolidated Affiliates." Also, due to the adoption of recently issued accounting standards, the Company now recognizes the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Certain other amounts in the consolidated condensed financial statements for the three and six months ended December 31, 2000 have been reclassified to be consistent with the presentation used for the three and six months ended December 29, 2001.

11.      Recent Accounting Pronouncements

During the quarter ended March 31, 2001, the Company adopted Emerging Issues Task Force No. 00-22, Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The standard requires that the Company recognize the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. The Company had previously accounted for these amounts in costs of revenues in gaming operations. Prior periods presented have been restated. As a result of the adoption of this standard, the Company reduced revenues $2.0 million and $1.8 million for the quarters ended December 29, 2001 and December 31, 2000, and $3.8 million and $3.7 million for the six month periods ended December 29, 2001 and December 31, 2000. The decreases in revenue were offset by corresponding decreases in costs of revenues; there was no effect on net income.

Notes to Condensed Consolidated Financial Statements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. The Company is required to adopt the new method of accounting for goodwill and other intangible assets on July 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. The Company has not yet determined the impact of this standard on its results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The changes in this statement require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial condition or results of operations.

12.      Subsequent Events

On December 30, 2001, IGT completed the previously announced planned merger with Anchor pursuant to which Anchor became a wholly-owned subsidiary of IGT in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned. All rights to purchase shares of Anchor common stock previously granted under Anchor's stock option plans were converted into rights to purchase shares of IGT common stock on the same terms as existed prior to the signing of the merger agreement. The exercise prices of Anchor options assumed by IGT are equal to their original exercise prices.

The aggregate purchase price paid for Anchor was approximately $988.4 million, plus the assumption of Anchor's debt of $337.0 million, net of discount. The purchase price includes 14,901,920 outstanding shares of Anchor common stock, which were exchanged for IGT shares valued at $59.50 per share, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the merger, and $5.0 million of estimated transaction costs. The $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which represents the three trading days before and after the merger announcement on July 9, 2001.

Notes to Condensed Consolidated Financial Statements

The merger will be accounted for as a purchase for financial accounting and reporting purposes. The purchase price will be allocated to Anchor's assets and liabilities based upon the fair values of the assets acquired and liabilities assumed. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to SFAS No. 142, which changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. A portion of the purchase price will be allocated to identifiable intangible assets. Any excess of the cost over the fair values of net tangible and identifiable intangible assets will be recorded as goodwill. Goodwill and intangible assets with indefinite lives acquired will not be amortized. The Company will apply push down accounting for all periods subsequent to December 30, 2001.

The merger's consummation on December 30, 2001, triggered the recognition of the following expenses:

   o An expense of $4.6 million for the immediate vesting of certain restricted stock. Each share of restricted stock became fully vested and unrestricted due to the merger. These shares were canceled and converted into the right to receive IGT common stock.
   o An expense of $5.5 million related to payment for financial advisory services that was payable on the merger consummation date.

All borrowings under our senior unsecured reducing revolving credit facility were repaid on December 31, 2001, in conjunction with the merger. After this payment, the revolving credit facility was terminated.

At the close of this transaction, Thomas J. Matthews joined IGT as its Chief Operating Officer, as well as continuing as President and Chief Executive Officer of Anchor. Thomas J. Matthews and Richard Burt, directors of Anchor, became directors of IGT, filling the two newly created seats on the IGT Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues and Gross Margin
To conform to the quarterly periods used by IGT, we changed our quarter-end date to the Saturday closest to December 31 in the current quarter. The following table sets forth the percentage of our revenues attributable to each of our operating segments during the three and six month periods ended December 29, 2001 and December 31, 2000. The table also presents the gross margin of each of its operating segments for the same periods.


                                           Three Months Ended                Six Months Ended
                                       ----------------------------   -----------------------------
                                       December 29,    December 31,   December 29,     December 31,
                                           2001           2000           2001             2000
                                       ----------------------------   -----------------------------
 Sources of Revenues:
     Gaming operations                    37.5%           43.7%          39.2%           44.0%
     Gaming systems                       49.9            41.8           47.5            42.0
     Gaming machines                      12.6            14.5           13.3            14.0
                                       ----------------------------   -----------------------------
         Total revenues                  100.0%          100.0%         100.0%          100.0%
                                       ============================   =============================
  Gross Margin:
     Gaming operations                    44.0%           33.9%          43.2%           34.3%
     Gaming systems                       35.7            29.0           40.3            29.3
     Gaming machines                      54.1            59.4           61.9            58.6

         Total consolidated gross
            margin                        41.1%           35.6%          44.3%           35.6%



Three Months Ended December 29, 2001 Compared to Three Months Ended December 31, 2000

Gaming Operations
Revenues for this segment were $34.5 million for the quarter ended December 29, 2001, a decrease of $8.6 million from $43.1 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino (which was sold in December 2000) and the Montana slot route assets (which were sold in September
2001), revenues in this segment increased $4.3 million from $30.2 million to $34.5 million. This increase is primarily due to an increase in fees related to our management, development and guaranty agreements with the Pala Band of Mission Indians, offset by decreased Nevada slot route revenues of $841,000. Colorado casinos revenue was consistent with the prior year.

Costs of gaming operations revenues were $19.4 million for the second quarter of fiscal 2002, a decrease of $9.0 million or 32% from $28.4 million in the second quarter of fiscal 2001. Excluding Sunland Park Racetrack & Casino and Montana slot route operations, cost of revenues in this segment increased $648,000, or 3%, from $18.7 million. The increase in cost of revenues primarily relates to the Nevada slot routes.

The gaming operations segment gross margin increased to 44% during the quarter ended December 29, 2001 from 34% in the corresponding prior-year period. The increase in gross margin is primarily due to revenue associated with the Pala agreements as well as the sales of the Sunland Park Racetrack &

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Casino and the Montana slot route assets. The two business units that were sold had lower gross margins than the other units in gaming operations. A major competitor, the Hyatt, opened in Black Hawk, Colorado on December 20, 2001. The opening did not have a significant impact during the quarter; however, the additional competition could have a negative effect on our Colorado gaming operations' revenues, margin and profits in the future.

Gaming Systems
Revenues for this segment were $46.0 million for the quarter ended December 29, 2001, an increase of $4.9 million from $41.1 million for the same period in the prior year. The increase resulted primarily from significant machine sales at VLC to Oregon and a Canadian jurisdiction. VLC revenue increased $5.8 million and was offset by a decrease in revenue at AWI of $1.1 million. Of the decrease at AWI, $500,000 related to domestic revenues and $600,000 related to decreased international revenues. United Tote's pari-mutuel systems revenues increased slightly compared to the prior year.

Costs of gaming systems revenues were $29.6 million for the second three months of fiscal 2002, an increase of $378,000 from $29.2 million in the second three months of fiscal 2001. VLC's cost of revenue increased $2.2 million due to the increased sales discussed previously. AWI's cost of revenue decreased $2.2 million, of which $1.2 million related to international business and $926,000 related to domestic business. Cost of revenues for United Tote increased $305,000 for the current period compared to the prior-year period.

The gross margin increased from 29% during the quarter ended December 31, 2000 to 36% in the current period. The increase in gross margin is primarily due to the increased sales at VLC.

Gaming Machines
Revenues for this segment were $11.6 million for the period ended December 29, 2001, a decrease of $2.6 million from $14.2 million for the same period in the prior year. The change consists of a $1.6 million decrease in stand-alone proprietary games revenue and a $1.0 million decrease in machine sales and service. Since December 31, 2000, our installed base of stand-alone games decreased 8% to approximately 3,300 units from approximately 3,600 units. Costs of gaming machine revenues were $5.3 million for the second quarter of fiscal 2002, a decrease of $458,000 compared to the second quarter of fiscal 2001, due primarily to a decrease in expenses related to machine sales and service of $500,000.

The gaming machines segment gross margin decreased to 54% during the quarter ended December 29, 2001 from 59% in the corresponding prior-year period primarily due to decreased revenues in the stand-alone proprietary business and a relatively fixed cost structure.

Earnings from unconsolidated affiliates increased $1.8 million or 6% from $31.6 million in the quarter ended December 29, 2001 compared to the quarter ended December 31, 2000. At December 29, 2001, there were approximately 16,200 games, primarily Wheel of Fortune(R) and Video Wheel of Fortune(R), operating within the Joint Venture, compared to approximately 14,300 games at December 31, 2000.

Changes in interest rates affect the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the jackpot expense of the Joint Venture while increases in interest rates will decrease jackpot expense of the Joint Venture.

Other Costs
Selling, general and administrative (SG&A) expenses were $19.3 million for the quarter ended December 29, 2001, an increase of $2.3 million or 13% from the quarter ended December 31, 2000. Included in SG&A during the current quarter is $861,000 of expenses related to the merger with IGT and $385,000 of restricted stock compensation, as well as $3.6 million in bad debt expense for receivables associated with Argentina and other South American markets. Included in SG&A in the prior-year quarter is $2.2 million of compensation expense, primarily due to the immediate vesting of a portion of a restricted stock grant. Also included in the prior-year quarter is SG&A of $1.3 million related to Sunland Park Racetrack & Casino and Montana slot route operations.

Excluding the items noted above and excluding the operations that have been sold, SG&A increased $912,000. Increases of $429,000 and $633,000 in the gaming machines segment and corporate operations, were partially offset by a $337,000 decrease in the gaming systems segment. SG&A in the gaming operations segment increased slightly during the current year.

Research and development (R&D) expenses were $3.1 million for the quarter ended December 29, 2001, a decrease of $317,000 or 9% from the quarter ended December 31, 2000. Each segment decreased slightly compared to the prior-year quarter.

Depreciation and amortization expense was $9.8 million for the quarter ended December 29, 2001, a decrease of $5.9 million or 38% from the quarter ended December 31, 2000. The decrease in depreciation and amortization expense over the quarter ended December 31, 2000 is primarily related to the asset impairment recorded in the third quarter of fiscal 2001.

Income from Operations
As a result of the factors discussed above, income from operations was $39.2 million for the quarter ended December 29, 2001, an increase of $8.6 million or 28%.

Other Income (Expense)
The $4.6 million increase in other expense for the quarter ended December 29, 2001 as compared to the quarter ended December 31, 2000 is attributable to the effect in the prior year of an $8.1 million gain on the sale of racetrack assets. Offsetting this variance is a decrease in interest expense in the current-year quarter compared to the prior year. The decrease in interest is due to several factors, including: decreased interest on the line of credit because of a decreased balance and lower interest rates; interest on a $66.0 million loan in the prior year associated with the sale of the racetrack assets; and the reduction of interest in the current year in connection with our interest rate swap. These favorable interest expense fluctuations were slightly offset by an increase in interest related to the 9.875% bonds payable which were issued in October 2000 and not outstanding for the full quarter ended December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Income and Earnings per Share
As a result of the factors discussed above, net income was $19.4 million for the quarter ended December 29, 2001, an increase of $14.2 million or 272% from the quarter ended December 31, 2000. Diluted earnings per share of $1.24 for the quarter ended December 29, 2001 increased $0.92 or 288% from the quarter ended December 31, 2000.

Six Months Ended December 29, 2001 Compared to Six Months Ended
December 31, 2000

Gaming Operations
Revenues for this segment were $76.4 million for the period ended December 29, 2001, a decrease of $12.6 million from $89.0 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casino and the Montana slot route operations, revenues in this segment increased $10.8 million from $60.2 million to $71.0 million. This increase is primarily due to an increase of $10.5 million in fees related to our management, development and guaranty agreements with the Pala Band of Mission Indians. An increase of $521,000 at the Colorado casinos was partially offset by a decrease in revenues for Anchor Coin.

Costs of gaming operations revenues were $43.4 million for the first six months of fiscal 2002, a decrease of $15.1 million or 26% from $58.5 million in the first six months of fiscal 2001. Excluding Sunland Park Racetrack & Casino and the Montana slot route operations, cost of revenues in this segment increased $1.7 million, or 5%, to $39.2 million from $37.5 million. Of the increase, $1.2 million relates to the Nevada slot route business.

The gaming operations segment gross margin increased to 43% during the six months ended December 29, 2001 from 34% in the corresponding prior-year period. The increase in gross margin is primarily due to revenue associated with the Pala agreements as well as the sales of the Sunland Park Racetrack & Casino and the Montana slot route assets. These two business units had lower gross margins than the other units in gaming operations. A major competitor, the Hyatt, opened in Black Hawk, Colorado on December 20, 2001. The opening did not have a significant impact on this period; however, the additional competition could have a negative effect on our Colorado gaming operations, revenues, margin and profit in the future.

Gaming Systems
Revenues for this segment were $92.5 million for the period ended December 29, 2001, an increase of $7.5 million, or 9%, from $85.0 million for the same period in the prior year. Of the increase, $5.6 million is due to an increase in AWI's domestic lottery revenues. The increase was primarily a result of the $295 million Power Ball(R) (Power Ball is a registered trademark of Multi-State Lottery Association) multi-state jackpot in August 2001. This jackpot was the second highest Power Ball(R) jackpot ever. We believe that the large August Power Ball(R) jackpot added approximately $5.8 million in revenue during the first quarter. Within AWI, the domestic revenue increase was partially offset by a $1.1 million decrease in international sales. Increased machine sales at VLC resulted in a $3.2 million increase in revenues for the six months ended December 29, 2001, compared to the same period in the prior year. The increase occurred primarily in the second quarter from significant sales

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

to Oregon and a Canadian jurisdiction. Revenues at United Tote decreased slightly compared to the prior year.

Costs of gaming systems revenues were $55.3 million for the first six months of fiscal 2002, a decrease of $4.8 million, or 8%, from $60.1 million in the first six months of fiscal 2001. The decrease is primarily due to a $4.0 million decrease in international lottery costs and a $1.5 million decrease in domestic lottery costs. VLC's cost of revenues increased $514,000 due to the sales discussed previously. Costs of sales at United Tote increased slightly.

The gross margin increased from 29% during the six months ended December 31, 2000 to 40% in the current period. The increase is primarily attributable to the increase in domestic revenue at AWI and increased revenue at VLC, as well as the decrease in costs of revenue, both domestic and internationally, at AWI.

Gaming Machines
Revenues for this segment were $25.9 million for the six months ended December 29, 2001, a decrease of $2.5 million, or 9%, from $28.4 million for the same period in the prior year. Of the decrease, $2.1 million relates to casino sales and service. The remaining decrease relates to our stand-alone proprietary games. Since December 31, 2000, our installed base of stand-alone games decreased 8% to approximately 3,300 units from approximately 3,600 units.

Costs of gaming machine revenues were $9.9 million for the six months ended December 29, 2001, a decrease of $1.9 million compared to the same period in fiscal 2001. Of the decrease, $1.0 million related to casino sales and service and the remainder relates to our stand-alone proprietary games.

The gaming machines segment gross margin increased to 62% during the six months ended December 29, 2001 from 59% in the corresponding prior-year period primarily due to decreased casino sales which traditionally has a lower gross margin than our stand-alone proprietary business.

Earnings from unconsolidated affiliates increased $7.7 million or 12% from $64.7 million in the six months ended December 31, 2000, to $72.4 million in the first half of fiscal 2002. At December 29, 2001, there were approximately 16,200 games, primarily Wheel of Fortune(R), operating within the Joint Venture, compared to approximately 14,300 games at December 31, 2000.

Changes in interest rates affect the earnings of the Joint Venture. Since jackpot expense is a function of the present value of future jackpot payments, future changes in the interest rate environment will affect the profitability of the Joint Venture. Specifically, decreases in interest rates will increase the then current period's jackpot expense of the Joint Venture while future increases in interest rates will decrease the then current period's jackpot expense of the Joint Venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Costs
SG&A expenses were $39.2 million for the six months ended December 29, 2001, an increase of $5.4 million or 16% from the six months ended December 31, 2000. Included in SG&A during the current year is $1.9 million of expenses related to the merger, $3.6 million in bad debt expense for receivables associated with Argentina and other South American markets in the systems segment, $1.4 million of bad debt expense in the gaming machines segment, $770,000 of restricted stock compensation, and $500,000 of charitable donations. Included in SG&A in the prior-year period is $2.2 million of compensation expense, primarily due to the immediate vesting of a portion of a restricted stock grant. Also included in the prior-year period and for a portion of the current-year period is SG&A of $1.9 million related to Sunland Park Racetrack & Casino and Montana slot route operations.

Excluding the items noted above and excluding the operations that have been sold, SG&A increased $1.3 million. Increases of $776,000 and $785,000 in the gaming machines segment and corporate operations, were partially offset by a $548,000 decrease in SG&A in the gaming systems segment. SG&A in the gaming operations segment increased slightly during the current year.

R&D expenses were $6.1 million for the six months ended December 29, 2001, a decrease of $942,000 or 13% from the six months ended December 31, 2000. The decrease is primarily a result of reduced R&D expenses in the gaming systems segment.

Depreciation and amortization expense was $20.3 million for the six months ended December 29, 2001, a decrease of $10.4 million or 34% from the six months ended December 31, 2000. The decrease in depreciation and amortization expense over the six months ended December 31, 2000 is primarily related to the asset impairment recorded in the third quarter of fiscal 2001.

Income from Operations
As a result of the factors discussed above, income from operations was $93.1 million for the six months ended December 29, 2001, an increase of $28.0 million or 43%.

Other Income (Expense)
The $6.9 million increase in other expense for the six months ended December 29, 2001 as compared to the six months ended December 31, 2000 is attributable to the effect of an $8.1 million gain on the sale of racetrack assets in the prior year, partially offset by a $2.0 million gain recognized in the current year related to the sale of the Montana slot route assets. In addition, interest expense increased $954,000 due to six full months of interest on the 9.875% bonds payable in the current period partially offset by a decrease in line of credit interest, as well as a reduction of interest due to an interest rate swap entered into during the current year. The bonds were issued in October 2000. The decrease in line of credit interest was due to a lower balance and a lower interest rate on the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cumulative Effect of Change in Accounting Principle
During the quarter ended September 30, 2000, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activity, and recorded an asset related to an interest rate swap as well as a cumulative effect of change in accounting principle in the amount of $124,000, which is net of taxes of $81,000. That interest rate swap was canceled in October 2000.

Net Income and Earnings per Share
As a result of the factors discussed above, net income was $48.1 million for the six months ended December 29, 2001, an increase of $24.4 million or 103% from the six months ended December 31, 2000. Diluted earnings per share of $3.09 for the six months ended December 29, 2001 increased $1.91 or 162% from the six months ended December 31, 2000.

Financial Condition, Liquidity and Capital Resources

Capital Resources
At December 29, 2001, we had $25.3 million in cash and cash equivalents and $47.3 million in working capital compared with cash and equivalents at June 30, 2001 of $24.1 million and working capital of $17.8 million. All borrowings under our senior unsecured reducing revolving credit facility were paid on December 31, 2001, in conjunction with our merger with IGT. At December 29, 2001, the balance of this facility was $89.5 million. The facility was canceled on December 31, 2001.

We believe that cash provided by operations will remain a significant source of cash flows, and anticipate that operations will provide the capital needed for continued business growth. Substantial funds are required for the operation of our gaming systems segment and may also be required for other future projects. The source of funds required to meet our working capital needs (including maintenance capital expenditures) is expected to be cash flow from operations. The source of funds for our future projects may come from cash flow from operations, additional debt or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on favorable terms.

Operating Activities
During the six months ended December 29, 2001, operating activities provided $75.5 million in cash flows on $48.1 million in net income, compared with $58.9 million in cash flows on $23.7 million in net income during the six months ended December 31, 2000. Net income in the six months ended December 29, 2001 included net non-cash expenses and gains (including depreciation and amortization) of approximately $28.1 million compared with non-cash expenses in the six months ended December 31, 2000 of approximately $26.6 million. Also in the six months ended December 29, 2001, we had cash distributions in excess of earnings in the Joint Venture of $12.7 million, compared to earnings greater than cash distributions in the same six month period in 2000 of $2.6 million. During the six months ended December 29, 2001, changes in working capital resulted in a net cash outflow of $13.4 million compared to a net cash inflow of $11.3 million in the same period of the prior year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing and Financing Activities
During the six months ended December 29, 2001, cash outflows for investing activities of $10.3 were a result of the net effect of several activities. Capital expenditures during this period were $17.3 million, of which $10.6 million relates to the gaming machines segment, $2.6 million relates to the gaming operations segment and $3.9 million relates to the gaming systems segment. The remaining capital expenditures were for general corporate purposes. A $4.5 million cash receipt from minority shareholders of one of our consolidated subsidiaries was offset by a note receivable in the same amount, issued by the same subsidiary. Additionally, $6.0 million was received in conjunction with the sale of assets, primarily the Montana slot route assets.

Stock Repurchase Program
We did not repurchase any shares during the six months ended December 29, 2001.

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

Recently Issued Accounting Standards
During the quarter ended March 31, 2001, we adopted Emerging Issues
Task Force No. 00-22, Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The standard requires that we recognize the estimated cost associated with its customer cash rebate loyalty programs as a reduction of revenue. We have previously accounted for these amounts in costs of revenues in gaming operations. Prior periods presented have been restated. As a result of the adoption of this standard, the Company reduced revenues $2.0 million and $1.8 million for the quarters ended December 29, 2001 and December 31, 2000, and $3.8 million and $3.7 million for the six month periods ended

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

December 29, 2001 and December 31, 2000. The decreases in revenue were offset by corresponding decreases in costs of revenues; there was no effect on net income.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method and changes the accounting for goodwill from an amortization method to an impairment-only approach. We are required to adopt the new method of accounting for goodwill and other intangible assets on July 1, 2002. The new method of accounting for goodwill and other intangible assets applies to all existing and future unamortized balances at the time of adoption. We have not yet determined the impact of this standard on its results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and applies to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. The changes in this statement require one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial condition or results of operations.

Risk Factors and Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

This report contains "forward-looking" statements, which are not historical facts, but are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects and proposed new products, services, developments or business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will," "continue," and other similar terms and phrases, including references to assumptions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent known and unknown risks and uncertainties. We do not intend, and undertake no obligation, to update our forward-looking statements to reflect future events or circumstances.

Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

o any unfavorable change in IGT's relationship with third parties resulting from the merger may reduce our post-merger profits;
o        IGT may have difficulty integrating parts of our operations;
o our success depends in part on our ability to retain key personnel after the merger;
o the accounting treatment of the merger will result in future non-cash charges to our operations;
o our pro forma accounting for the merger reflected in our public filings may change;
o we and our subsidiaries remain subject to covenant restrictions in our indenture;
o our lottery business could subject us to significant liquidated damages claims, which would adversely affect our operating results;
o the risk that we may not meet our projected financial results for fiscal 2002;
o we are subject to risks of proprietary games such as pressures from competitors, changes in economic conditions, obsolescence, declining popularity of existing games, failure of new game ideas or concepts to become popular, duplication by third parties and changes in interest rates as they relate to the wide area progressive machine operations within our joint venture with IGT;
o        we are subject to general changes in economic conditions;
o we may not be able to achieve the cost reductions associated with the restructuring of our gaming systems segment;
o        we may not be able to keep or renew existing lottery contracts;
o        competition in Colorado could adversely affect our Colorado casinos;
o we may not be able to generate sales of new video lottery central control systems and video lottery terminals;
o we are subject to adverse determination in pending litigation with Acres Gaming relative to our proprietary games intellectual property;
o we are subject to adverse determination in pending litigation between Gtech Holdings and the Florida Lottery relative to our Florida lottery contract; and
o we have obligations under agreements with the Pala Band of Mission Indians that subject us to joint venture risk and sovereign immunity risk.

Item 3.       Quantitative and Qualitative Disclosure about Market Risk

Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt and our investment in the Joint Venture.

Interest Rate Risk
The principal balance of our floating rate debt at December 29, 2001, was $89.5 million. In June 1999, we entered into a $300.0 million unsecured revolving credit facility (Credit Facility) expiring June 30, 2004. Our Credit
Facility was amended in October 2000 and the availability under our facility was increased to $325.0 million. On December 31, 2001, the balance on our line of credit was paid in conjunction with our merger with IGT. The line of credit was canceled at that time. To reduce the risks of changing interest rates, we selectively use hedging instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our fixed rate and floating rate borrowings. During October 2001, we entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70 million and the estimated fair value of the liability is $2.6 million.

The profitability of our investment in the Joint Venture is also affected by changes in interest rates. The Joint Venture records expenses for future jackpots based on current rates for government securities and bank debt instruments of varying maturities, which are used to fund liabilities to winners. As interest rates decline, our equity in the earnings of the Joint Venture also decline. A 10% decline in interest rates would have impacted the earnings of the Joint Venture by $1.5 million in the three months ended December 29, 2001.

Foreign Currency Risk
We do not have any cash or cash equivalents at December 29, 2001 that are subject to market risk based upon changes in interest rates. We are exposed to the risk of foreign currency exchange rate fluctuations. As of December 29, 2001, we had accounts and notes receivable denominated in Canadian dollars of $1.3 million and $621,000 denominated in Australian dollars. All foreign receivables are expected to be collected within 12 months. We do not currently hedge against foreign currency exposure.

                             Part II. Other Information

Item 1.       Legal Proceedings

         For a description of our legal proceedings, see Note 7 to our consolidated financial statements, which is incorporated by reference in response to this item.

         In addition to the specific legal proceedings described in Note 7, we are a party to several routine lawsuits arising from normal operations. We do not believe that the outcome of such litigation will have a material adverse effect on our consolidated financial statements.

Item 2.       Changes in Securities

         None

Item 3.       Defaults upon Senior Securities

         None

Item 4.       Submission of Matters to a Vote of Security Holders

         On December 18, 2001, we held a special meeting of stockholders to approve the merger with IGT. Voting at the meeting was as follows:


             For           Against       Abstain     Broker Non-Votes
             ---           -------       -------     ----------------
          11,620,869       91,739        38,228          3,158,422

Item 5.       Other Information

         None

Item 6.       Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  Current Report on Form 8-K dated December 26, 2001 announcing we had entered into an agreement with the Pala Band of Mission Indians and Jerome H. Turk.

         (b)      Exhibits

                  None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.


                                  ANCHOR GAMING
                                  (Registrant)


Date     February 12, 2002        By:   /s/ Thomas J. Matthews
                                        -------------------------------------
                                        Thomas J. Matthews
                                        Chief Executive Officer and President


Date     February 12, 2002        By:   /s/Daniel R. Siciliano
                                        -------------------------------------
                                        Daniel R. Siciliano
                                        Principal Accounting Officer
                                        and Corporate Controller