Form 10-Q
period 2002-03-30
ANCHOR GAMING
filed 2002-05-14
CIK 914923

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 30, 2002
                                                 --------------

                                       OR

     [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                 For the transition period from _____ to_____

                        Commission file number 000-23124

                                  ANCHOR GAMING
               (Exact name of registrant as specified in charter)

                 Nevada                                  88-0304253
     (State of Incorporation)            (I.R.S. Employer Identification No.)

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
          Yes    X      No
                ---       ---
          Shares outstanding of the registrant's common stock as of latest practicable date:

                   Class                      Outstanding as of May 10, 2002
                -----------                   ------------------------------
   Common stock, par value $0.01 per share                100

                                  Anchor Gaming
                                Table of Contents


                      Part I - Financial Information
                                                                            Page
Item 1.   Financial Statements:
          Unaudited Condensed Consolidated Statements of Operations -
             Three and Nine Months Ended March 30, 2002 and March 31, 2001.....3

          Unaudited Condensed Consolidated Balance Sheets -
             March 30, 2002 and June 30, 2001 .................................4

          Unaudited Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended March 30, 2002 and March 31, 2001...............6

          Unaudited Notes to Condensed Consolidated Financial Statements.......9

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........31


                          Part II - Other Information

Item 1.   Legal Proceedings...................................................32

Item 2.   Changes in Securities...............................................32

Item 3.   Defaults Upon Senior Securities.....................................32

Item 4.   Submission of Matters to a Vote of Security Holders.................32

Item 5.   Other Information...................................................32

Item 6.   Exhibits and Reports on Form 8-K....................................32

Signature.....................................................................33

                         Part I - Financial Information

Item 1.  Financial Statements

Unaudited Condensed Consolidated Statements of Operations

                                                                       Quarter Ended                Nine Months Ended
                                                                  ------------------------      -------------------------
                                                                  March 30,      March 31,       March 30,      March 31,
                                                                    2002           2001            2002           2001
-------------------------------------------------------------------------------------------------------------------------
(Amounts in thousands)
Revenues
    Gaming operations                                            $ 29,557        $  34,846      $105,951        $123,810
    Gaming systems                                                 59,142           42,823       151,649         127,802
    Gaming machines                                                10,064           11,341        35,934          39,728
                                                                 --------        ---------      --------        --------
    Total revenues                                                 98,763           89,010       293,534         291,340
                                                                 --------        ---------      --------        --------

Costs and Expenses
    Gaming operations                                              20,093           23,527        64,508          83,086
    Gaming systems                                                 37,794           38,933        99,252         109,258
    Gaming machines                                                 5,081            9,679        19,750          28,759
    Selling, general and administrative                            15,346           14,650        49,279          48,275
    Depreciation and amortization                                   9,972            4,705        18,237          16,740
    Research and development                                        3,325            3,157         9,436          10,211
    Acquired in-process research and development                    1,000                -         1,000               -
    Provision for bad debt                                            551              715         5,822             928
    Impairment, restructuring, merger and other                    10,167          128,452        10,167         128,452
                                                                 --------        ---------      --------        --------
    Total costs and expenses                                      103,329          223,818       277,451         425,709
                                                                 --------        ---------      --------        --------

Earnings of Unconsolidated Affiliates                              39,016           33,843       111,462          98,513
                                                                 --------        ---------      --------        --------

Income (Loss) from Operations                                      34,450         (100,965)      127,545         (35,856)
                                                                 --------        ---------      --------        --------

Other Income (Expense)
    Interest income                                                 1,554              579         2,609           1,812
    Interest expense                                               (4,815)         (10,316)      (21,427)        (25,974)
    Gain (loss) on the sale of assets                                 (21)            (134)        2,331           7,853
    Other                                                              78              157           285             340
    Minority interest                                                (298)            (168)         (902)           (617)
                                                                 --------        ---------      --------        --------
    Other expense, net                                             (3,502)          (9,882)      (17,104)        (16,586)
                                                                 --------        ---------      --------        --------

Income (Loss) Before Income Taxes                                  30,948         (110,847)      110,441         (52,442)
Provision (Benefit) for Income Taxes                               12,090          (16,820)       43,490          18,024
                                                                 --------        ---------      --------        --------
Net Income (Loss) before Cumulative Effect of
    Change in Accounting Principle                                 18,858          (94,027)       66,951         (70,466)
Cumulative Effect of Change in Accounting Principle,
    Net of Taxes of $81                                                 -                -             -             124
                                                                 --------        ---------      --------        --------
Net Income (Loss)                                                $ 18,858        $ (94,027)     $ 66,951        $(70,342)
                                                                 ========        =========      ========        ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Balance Sheets

                                                                      March 30,       June 30,
                                                                        2002            2001
----------------------------------------------------------------------------------------------
(Amounts in thousands, except shares and par value)
Assets
  Current assets
     Cash and cash equivalents                                       $   48,225      $  24,147
     Accounts receivable, net of allowances for doubtful
       accounts of $532 and $3,861                                       30,298         29,010
     Current maturities of long-term notes and contracts
       receivable, net of allowances                                     13,686          4,394
     Inventories:
       Raw materials                                                     14,196         16,182
       Work-in-process                                                      980            562
       Finished goods                                                    10,552          8,226
                                                                     ----------      ---------
       Total inventories                                                 25,728         24,970
                                                                     ----------      ---------
     Deferred income taxes                                                5,488          5,473
     Prepaid expenses and other                                           3,537          6,514
                                                                     ----------      ---------
       Total current assets                                             126,962         94,508
                                                                     ----------      ---------

  Receivable from IGT                                                    59,978              -
  Long-term notes and contracts receivable, net of
     allowances and current maturities                                   66,802         14,965
                                                                     ----------      ---------
  Property, plant and equipment, at cost
     Land                                                                25,970         19,448
     Buildings                                                           17,625         19,842
     Gaming operations equipment                                         58,627        149,774
     Other machinery and equipment                                       11,275         25,033
     Leasehold improvements                                               8,928         11,004
                                                                     ----------      ---------
       Total                                                            122,425        225,101
     Less accumulated depreciation and amortization                      (7,356)      (111,633)
                                                                     ----------      ---------
       Property, plant and equipment, net                               115,069        113,468
                                                                     ----------      ---------
  Deferred income taxes                                                       -         26,259
Intangible assets, net                                                  307,836         47,915
  Goodwill                                                              816,189         15,593
  Investments in unconsolidated affiliates                               62,720         77,454
  Other assets                                                            6,720         16,268
                                                                     ----------      ---------
     Total assets                                                    $1,562,276      $ 406,430
                                                                     ==========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Unaudited Condensed Consolidated Balance Sheets

                                                                      March 30,       June 30,
                                                                        2002            2001
----------------------------------------------------------------------------------------------
(Dollars in thousands, except shares and par value)
Liabilities and Stockholders' Equity (Deficiency)
   Current liabilities
       Current maturities of long-term debt                          $      545      $     676
       Accounts payable                                                  11,795          9,882
       Income tax payable                                                 8,585         10,241
       Accrued employee compensation and benefits                        10,464         11,454
       Accrued interest                                                  11,228          6,455
       Accrued restructuring costs                                        4,075          5,036
       Accrued liquidated damages                                         1,349          5,532
       Deferred revenue                                                  11,845          2,444
       Other accrued liabilities                                         13,570         14,878
                                                                     ----------      ---------
          Total current liabilities                                      73,456         66,598
   Long-term debt, net of current maturities                            274,451        406,124
   Deferred taxes                                                       106,201              -
   Other liabilities                                                      2,828              -
                                                                     ----------      ---------
          Total liabilities                                             456,936        472,722
                                                                     ----------      ---------

   Minority interest in consolidated subsidiary                           9,837          4,263
                                                                     ----------      ---------

   Commitments and contingencies                                              -              -
                                                                     ----------      ---------

   Stockholders' equity (deficiency)
     Common stock, $.01 par value; 50,000,000 shares
        authorized; 100 and 29,240,328 shares issued                          -            292
     Additional paid-in capital                                       1,082,697        156,001
     Deferred compensation                                              (12,809)        (5,325)
     Retained earnings                                                   25,615        207,691
     Treasury stock; 0 and 14,380,686 shares, at cost                         -       (429,214)
                                                                     ----------      ---------
          Total stockholders' equity (deficiency)                     1,095,503        (70,555)
                                                                     ----------      ---------
          Total liabilities and stockholders' equity (deficiency)    $1,562,276      $ 406,430
                                                                     ==========      =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                       Nine Months Ended
                                                                                   -------------------------
                                                                                   March 30,       March 31,
                                                                                     2002            2001
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Operating Activities
    Net income (loss)                                                              $  66,951       $ (70,342)
                                                                                   ---------       ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation, amortization and machine removal costs                           36,964           44,069
       Amortization of premiums, discounts and deferred offering costs, net               25            1,115
       Provision for bad debts                                                         5,822             928
       Gain on sale of assets                                                         (2,331)         (7,853)
       Amortization of stock based compensation                                        6,490           2,074
       Other non-cash expenses, gains and losses, net                                  1,949           3,597
       (Increase) decrease in assets:
          Receivables                                                                  6,879           3,154
          Inventories                                                                 (2,818)            566
          Prepaid expenses and other                                                  (1,070)            234
       Net accrued and deferred income tax liabilities, net of tax
          benefit of employee stock plans                                             (2,058)        (23,294)
       Decrease in accounts payable and accrued liabilities                            3,008          11,133
       Impairment of assets and restructuring charges                                      -         122,155
       Acquired in-process research and development                                    1,000               -
       Earnings of unconsolidated affiliates less than (in excess of)
          distributions                                                               14,734          (5,093)
                                                                                   ---------       ---------
          Total adjustments                                                           68,594         152,785
                                                                                   ---------       ---------
       Net cash provided by operating activities                                     135,545          82,443
                                                                                   ---------       ---------
Cash Flows from Investing Activities
    Investment in property, plant and equipment and intangible assets                (19,061)        (30,941)
    Proceeds from sale of property, plant and equipment                                  837           1,064
    Cash advanced to parent                                                          (59,978)              -
    Cash advanced on loans receivable                                                 (6,469)         (4,517)
    Cash received on loans receivable                                                  4,663           4,657
    Proceeds from sale of other assets                                                19,486               -
    Acquisition of subsidiary and other                                                3,548         (18,747)
                                                                                   ---------       ---------
       Net cash used in investing activities                                         (56,974)        (48,484)
                                                                                   ---------       ---------

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                      Nine Months Ended
                                                                                   -------------------------
                                                                                   March 30,       March 31,
                                                                                      2002            2001
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Cash Flows from Financing Activities
    Net additions to (reductions in) borrowings                                     (157,014)        206,029
    Proceeds from shares issued                                                        3,174          13,540
    Purchases of treasury shares                                                           -        (247,871)
    Equity contributions from IGT                                                     99,347               -
    Loan fees paid                                                                         -          (8,162)
                                                                                   ---------       ---------
       Net cash used in financing activities                                         (54,493)        (36,464)
                                                                                   ---------       ---------

Net Increase (Decrease) in Cash and Cash Equivalents                                  24,078          (2,505)
Cash and Cash Equivalents at:
    Beginning of Period                                                               24,147          25,883
                                                                                   ---------       ---------
    End of Period                                                                  $  48,225       $  23,378
                                                                                   =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Supplemental Cash Flow Information

Certain non-cash investing and financing activities described below are not reflected in the consolidated statements of cash flows. Depreciation and amortization reflected in the statements of cash flows includes the amounts presented separately on the statements of operations, plus depreciation that is classified as a component of cost of sales.

                                                                                  Nine Months Ended
                                                                              -------------------------
                                                                              March 30,       March 31,
                                                                                2002            2001
-------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Tax benefit of employee stock plans                                            $ 6,778         $  8,153

Payments of interest                                                            17,873           12,884

Payments of income taxes                                                        31,836           39,193

Stock repurchase through issuance of note payable                                    -           66,000

Note received for sale of Pala casino management contract                       63,000                -

Sale of racetrack assets:
    Carrying value of assets sold:
       Current assets, other than cash                                                        $    380
       Property and equipment, net                                                              22,923
       Goodwill                                                                                 29,885
Other intangibles and long-term assets                                                           3,770
                                                                                              --------
                                                                                                56,958
       Note payable forgiven in exchange for racetrack assets                                  (66,000)
       Pre-tax gain on sale                                                                      8,051
                                                                                              --------
       Operating cash used (included in other investing activities)                           $   (991)
                                                                                              ========

    Unaudited Notes to Condensed Consolidated Financial Statements

    1.   Summary of Significant Accounting Policies


    Basis of Consolidation and Presentation

    The accompanying unaudited condensed consolidated financial statements were prepared by Anchor Gaming (referred throughout this document, together with its consolidated subsidiaries where appropriate, as Anchor, Company, we, our, and us) and include all normal adjustments considered necessary to present fairly the results of operations, cash flows, and financial position for the interim periods. These adjustments are of a normal recurring nature. These financial statements and notes are presented as permitted by the instructions to Form 10-Q and therefore do not contain certain information included in our audited consolidated financial statements and notes for the year ended June 30, 2001. Certain amounts in the unaudited condensed consolidated financial statements presented for the comparable prior year periods have been reclassified to be consistent with the presentation used in the current fiscal period. The operating results and cash flows for the current interim periods are not necessarily indicative of the results that will be achieved in future periods.

    You should read these financial statements along with the financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2001. We believe that the disclosures in this document are adequate to make the information presented not misleading.

    The accompanying unaudited condensed consolidated financial statements include the accounts of Anchor Gaming and all of its subsidiaries that meet the requirements for consolidation. Investments in unconsolidated affiliates, which are 50% or less owned joint ventures, are accounted for using the equity method. All material inter-company accounts and transactions have been eliminated.

    Joint Venture Accounting
    We account for our joint venture with IGT, the Spin for Cash Wide Area Progressive Joint Venture (Joint Venture) as an investment in an unconsolidated affiliate under the equity method. Under the equity method, original investments are recorded at cost and adjusted by our share of earnings, losses and distributions of the affiliate. The primary business of the Joint Venture is to place proprietary games. Our share of net earnings from the Joint Venture and related activities are included in earnings of unconsolidated affiliates.

    Summarized results of operations for the Joint Venture are as follows:

                                   Quarter Ended            Nine Months Ended
                               ---------------------    ------------------------
                                March 30,  March 31,     March 30,     March 31,
                                  2002       2001          2002          2001
      --------------------------------------------------------------------------
      (in thousands)
      Revenues                 $141,286     $122,556    $407,682       $341,090
      Expenses                   63,883       55,171     187,173        148,139
      Operating income           77,403       67,385     220,509        192,951
      Net income                 78,033       68,329     222,924        196,453

    Change in Quarter End
    On December 30, 2001, International Game Technology (IGT) completed the acquisition of Anchor. See Note 2. To conform to the quarterly periods used by IGT, Anchor changed its quarter-end date to the Saturday closest to March 31, 2002 in the current quarter. Similarly, subsequent quarters will end on the Saturday closest to the last day of the quarter-end calendar month.

    Reclassifications
    To conform to IGT's accounting policies, beginning in the current period, we have included depreciation on revenue generating assets in cost of sales. Prior periods presented have been reclassified. Included in cost of sales is depreciation expense of $5.4 million and $8.2 million for the quarters ended March 30, 2002 and March 31, 2001, and $17.5 million and $26.9 million for the nine month periods ended March 30, 2002 and March 31, 2001. The decreases in depreciation expense on the face of the statements of operations were offset by corresponding increases in costs of revenues; there was no effect on net income. Certain other amounts in the comparative prior year consolidated financial statements have been reclassified to be consistent with the presentation used in the current periods.

    Recent Accounting Pronouncements

    During the quarter ended March 31, 2001, we adopted Emerging Issues Task Force No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The standard requires that we recognize the estimated cost associated with our customer cash rebate loyalty programs as a reduction of revenue. We had previously accounted for these amounts in costs of revenues in gaming operations. Prior periods presented have been restated. As a result of the adoption of this standard, we reduced revenues $1.7 million for both the quarters ended March 30, 2002 and March 31, 2001, and $5.5 million and $5.4 million for the nine month periods ended March 30, 2002 and March 31, 2001. The decreases in revenues were offset by corresponding decreases in costs of revenues. There was no effect on net income.

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and eliminated the pooling of interest method. SFAS No. 142 changes the accounting for goodwill and indefinite lived assets from an amortization method to an impairment-only approach. Amortization is still required for identifiable intangible assets with finite lives. See Note 5.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet completed our analysis of the impact of SFAS No. 143 on our financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial position or results of operations.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extra ordinary item, net of related income tax effect, on the statement of operations. SFAS No. 145 requires all gain and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (APB) Opinion 30. This statement is effective for our 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. We have not yet completed our analysis of SFAS No. 145 on our financial condition or results of operations.

2.       Merger and Divestitures

    Merger with IGT
    On December 30, 2001, IGT completed the previously announced planned merger with Anchor pursuant to which Anchor became a wholly-owned subsidiary of IGT in a stock for stock exchange. Anchor shareholders received one share of IGT common stock for each share of Anchor common stock owned.

    The aggregate purchase price paid for Anchor was $988.4 million, plus the assumption of Anchor's debt of $337.0 million, net of discount. The purchase price included 14,901,920 outstanding shares of Anchor common stock which were exchanged on a one-for-one basis for IGT shares valued at $59.50 per share, $93.0 million for Anchor stock options assumed by IGT, $3.7 million of Anchor shares held by IGT prior to the merger and $5.0 million of transaction costs. For accounting purposes the $59.50 share price was determined based on the average closing market prices of IGT's common stock for the seven trading days ended July 12, 2001, which includes the three trading days before and after the merger announcement on July 9, 2001.

    The merger's consummation on December 30, 2001, triggered the recognition of the following expenses:
    o An expense of $4.6 million for the immediate vesting of certain restricted stock. Each share of restricted stock became fully vested and unrestricted due to the merger. These shares were converted into shares of IGT common stock in the merger.
    o An expense of $5.6 million related to payment for financial advisory services that was payable upon consummation of the merger.
    These expenses are pre-merger and are included in the line item, impairment, restructuring, merger and other in the consolidated statements of operations. Net of income tax, the expenses were $6.8 million.

    The merger was accounted for as a purchase for financial accounting and reporting purposes. We are working with valuation consultants to determine the fair value of assets and liabilities at the merger date. The purchase price was allocated to our assets and liabilities based upon preliminary estimates of the fair values of the assets acquired and liabilities assumed including identifiable intangible assets. As a result of recording assets at their fair market value, asset reserves, accumulated depreciation and accumulated amortization accounts became zero at the date of acquisition. The excess of the cost over the fair values of net tangible and identifiable intangible assets was recorded as goodwill. In conjunction with the merger, all of our goodwill and intangible assets are immediately subject to SFAS No. 142, which changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach. Goodwill and intangible assets with indefinite lives will not be amortized. The fair value allocated to acquired in-process research and development of $1.0 million was expensed immediately. We have applied push down accounting for all periods subsequent to December 30, 2001. Any changes in the fair value or lives assigned to amortizable or depreciable assets will impact the results of operations. The value of the unvested options at the time of the merger was recorded as deferred compensation and will be amortized over the estimated remaining vesting period of three years.

    A summary of our balance sheet and purchase adjustments is as follows:

                                                                                                 Preliminary
                                                        Pre-Merger     Merger      Purchase      Post-Merger
                                                           Value      Expenses    Adjustments       Value
        ----------------------------------------------------------------------------------------------------
        Asset held for sale                             $  17,334      $     -     $   59,666      $ 77,000
        Current assets                                     89,175       (5,611)         1,400        84,964
        Property and equipment                            103,516            -         19,300       122,816
        Identifiable intangible assets                     33,368            -        282,832       316,200
        Goodwill                                           15,291            -        800,898       816,189
        Other long-term assets                            123,259            -       (37,694)        85,565
        Current liabilities                                50,360       (5,492)         4,571        49,439
        Long-term debt, excluding current portion         336,394            -         28,941       365,335
        Other liabilities                                   2,626            -        106,201       108,827
        Minority interest                                   9,228            -            528         9,756
        Deferred compensation                              (4,555)        4,555       (13,973)      (13,973)
        Additional paid in capital                         (2,083)        2,083             -             -
        Other Stockholders' Equity (Deficiency)           (10,027)       (6,757)    1,000,134       983,350

    The results of operations of Anchor for the quarter ended March 30, 2002 include all material adjustments required under the purchase method of accounting. The results of operations for the nine months ended March 30, 2002 reflect the combination of the pre-merger period from July 1, 2001 to December 29, 2001 and the post-merger period from December 30, 2001 to March 30, 2002. Because the operating results for the post-merger period include push down accounting and are affected by purchase accounting adjustments, they are not directly comparable to the pre-merger results. All borrowings under our senior unsecured revolving credit facility were repaid on December 31, 2001 and the credit facility was terminated.

    Divestitures

    Sale of Montana Slot Route Assets
    On September 28, 2001, we sold the Montana slot route assets for $5.2 million and recorded a gain of $2.0 million.

    Prior to the sale, the operations of the Montana slot route contributed the following amounts.

                                          Quarter Ended      Nine Months Ended
                                          -------------   ----------------------
                                            March 31,     March 30,    March 31,
                                              2001          2002         2001
    ----------------------------------------------------------------------------
    (in thousands)
    Revenues                                $ 5,073        $5,375       $14,963
    Expenses                                 12,673         4,966        22,450
    Operating income (loss)                  (7,600)          409        (7,487)
       Net income (loss) (excluding gain     (7,517)          226        (6,535)
           on sale of assets)


    Pala Management Contract
    On December 23, 2001, we entered into an agreement with the Pala Band of Mission Indians (Pala) and Jerome H. Turk to sell our interest in the management agreement for the Pala Casino in San Diego, California. The transaction was completed during the quarter ended March 30, 2002. Pala paid us $77.0 million, consisting of $14.0 million in cash and $63.0 million by delivery of a subordinated secured promissory note on which interest began to accrue effective January 1, 2002. The note requires monthly principal payments of $875,000 plus accrued interest through January 2005, at which time a balloon payment of $31.5 million is due and payable. The promissory note bears interest at 6% for the first year, 7% for the subsequent year, and 8% for the final year.

    3.   Notes and Contracts Receivable

    As a result of the merger, in accordance with purchase accounting, notes and contracts receivable were recorded at fair value, which approximated book value at the time of purchase. Allowances for doubtful notes and contracts were brought to zero at December 30, 2001.



    The following allowances for doubtful notes and contracts were netted against current and long-term maturities:


                                 March 30,          June 30,
                                  2002                2001
    --------------------------------------------------------
    (Dollars in thousands)
    Current                       $  2               $1,223
    Long-term                      111                  663
                                  ----               ------
                                  $113               $1,886
                                  ====               ======

    4.   Concentrations of Credit Risk

    The financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts, contracts, and notes receivable. We maintain cash and cash equivalents with various financial institutions in amounts which, at times, may be in excess of the FDIC insurance limits.

    Accounts and notes receivable consisted of $62.1 million or 36% due from Pala, $60.0 million or 35% due from IGT and $10.7 million or 6% due from a Massachusetts racetrack. The remaining receivables are diversified across many geographic areas.

    5.  Intangible Assets and Goodwill

    As a result of the merger, our goodwill and intangible assets were adjusted to fair value and became immediately subject to SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under this pronouncement, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of the date of adoption. Amortization is still required for identifiable intangible assets with finite lives. In addition, goodwill is required to be separately disclosed from other intangible assets on the face of the balance sheet. We have not early adopted SFAS No. 142 for intangible assets and goodwill not associated with the acquisition.

    We have applied SFAS No. 141 and SFAS No. 142 in our preliminary allocation of the purchase price paid for Anchor to identifiable intangible assets and goodwill. Based on preliminary results, we allocated a value to identifiable intangible assets with finite lives totaling $255.6 million to
    patents, contracts,  trademarks,   developed  technology  and  in-process
    research and development. We allocated $60.6 million to trademarks with indefinite lives and recorded goodwill of $816.2 million. Accordingly, the allocation of the purchase price, the lives of the amortizable assets, the allocation of goodwill to the reporting units, and the resulting amortization expense in the following tables is preliminary. Any changes in the fair value or lives assigned to amortizable assets will impact the results of operations.

    Acquired identifiable intangible assets with finite lives are being amortized to reflect the pattern in which the economic benefits for the intangible assets are consumed based on projected revenue. Intangible assets with an increasing revenue stream are amortized using the straight-line method. Intangible assets with a declining revenue stream are amortized on an accelerated basis. The following table presents the weighted average amortization period by intangible asset:

                                       Weighted
                                     Average Life
                                   -----------------
     Patents                              14.1
     Contracts                             9.0
     Developed technology                 12.4
     Trademarks                           13.4


     The table below presents information regarding our intangible assets as of and for the periods ended:

                                                       March 30, 2002                    June 30, 2001
                                               ----------------------------    ----------------------------------
                                               Carrying   Accumulated           Carrying    Accumulated
                                                Amount   Amortization   Net      Amount     Amortization    Net
    -------------------------------------------------------------------------------------------------------------
    (Amounts in thousands)
    Amortized Intangible Assets
        Patents                                $166,400     $3,787   $162,613    $   250     $    68      $   182
        Contracts                                73,052      3,450     69,602     37,790       8,712       29,078
        Developed technology                      9,300        313      8,987     11,674       2,736        8,938
    Trademarks                                    6,300        266      6,034          -           -            -
    Other                                             -          -          -     11,672       1,955        9,717
                                               --------     ------   --------    -------     -------      -------
           Total                                255,052      7,816    247,236     61,386      13,471       47,915

    Unamortized Intangible Assets
        Trademarks                               60,600          -     60,600          -           -            -
                                               --------     ------   --------    -------     -------     --------

    Net carrying amount of all
       intangibles                             $315,652     $7,816   $307,836    $61,386     $13,471      $47,915
                                               ========     ======   ========    =======     =======      =======

    Goodwill
        Aggregate amount acquired              $816,189                          $17,518
        Less accumulated amortization
           recognized prior to adoption
           of SFAS 142                                -                           (1,925)
                                               --------                          -------
        Net carrying amount                    $816,189                          $15,593
                                               ========                          =======

Aggregate amortization expense totaled $7.8 million and $2.2 million for the current and prior year quarters and $11.7 million and $7.8 million for the current and prior nine month periods. Estimated amortization expense for fiscal 2002 and for each of the four succeeding fiscal years is as follows:

       Fiscal Year                      Amount
       ----------------------          --------
       (Amounts in thousands)
       2002                            $23,457
       2003                             27,555
       2004                             27,022
       2005                             26,057
       2006                             24,409

    Changes in the carrying amount of goodwill for the nine months ended March 30, 2002, by operating segment, are presented below. The allocation of goodwill by segment is preliminary and may differ from the final purchase price allocation.

                                                   Gaming       Gaming     Gaming      Total
                                                  Operations    Systems    Machines
    --------------------------------------------------------------------------------------------
    (Dollars in thousands)
    Balance as of June 30, 2001                     $    -     $ 15,433    $    160    $ 15,593
    Amortization                                         -         (242)        (60)       (302)
    Fair value adjustments during the period         2,702      (15,191)    813,387     800,898
                                                    ------     --------    --------    --------
       Balance as of March 30, 2002                 $2,702     $      -    $813,487    $816,189
                                                    ======     ========    ========    ========

    In conjunction with SFAS No. 142, the current quarter results reflect no amortization of goodwill. A reconciliation of previously reported net income for the comparative prior periods adjusted for the exclusion of goodwill amortization (net of related tax effects) is as follows:


                                              Quarter Ended          Nine Months Ended
                                         -----------------------   ---------------------
                                         March 30,    March 31,    March 30,   March 31,
                                           2002         2001         2002        2001
    ------------------------------------------------------------------------------------
    (Amounts in thousands)
    Reported net income (loss)            $18,858     $(94,027)    $66,951     $(70,342)
    Goodwill amortization, net of tax           -          434         183        1,706
                                          -------     --------     -------     --------
    Adjusted net income (loss)            $18,858     $(93,593)    $67,134     $(68,636)
                                          =======     ========     =======     ========

    6.   Impairment of Assets and Restructuring

    Impairment Charge
    During fiscal 2001, in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of SFAS No. 121, we recorded impairment charges of $119.5 million. Goodwill, intangible assets and property, plant and equipment were impaired $68.4 million, $17.1 million and $34.0 million.

    Restructuring and Other Charges
    In the third quarter of fiscal 2001, we commenced a restructuring plan, which continued in the fourth quarter. Total restructuring and other charges were $9.9 million for fiscal 2001. The major components of the charges relate to the consolidation of operations within existing facilities, the termination of certain contracts for leases and consulting, and the elimination of positions. Our management believes that all activities under the restructuring plan were substantially complete by the end of fiscal 2001.

    A summary of the impairment, restructuring and other charge activity for the year ended June 30, 2001 as well as the amount of remaining accruals is as follows:


                                               Asset
                                            Impairment     Separation     Contractual
                                              Charges        Costs        Exit Costs    Other      Total
       ----------------------------------------------------------------------------------------------------
       (in thousands)
       Charge                              $ 119,470        $ 2,775       $ 4,708     $ 2,445    $ 129,398
       Cash expenditures                           -         (2,269)       (1,245)          -       (3,514)
       Adjust liability to fair value              -               -          486           -          486
       Noncash charges                      (119,470)          (255)         (125)     (2,445)    (122,295)
                                           ---------        -------       -------     -------    ---------
       Accrual balance
       March 30, 2002                      $       -        $   251       $ 3,824     $     -    $   4,075
                                           =========        =======       =======     =======    =========

    7.   Income Taxes

    Our provision for income taxes is based on estimated effective annual income tax rates. The provision differs from income taxes currently payable because certain items of income and expense are recognized in different periods for financial statement and tax return purposes.

    8.   Contingencies

    Anchor has been named in and has brought lawsuits in the normal course of business. We do not expect the outcome of these suits, including the lawsuits described below, to have a material adverse effect on our financial position or results of future operations.

    Acres
    In February 1999, the Joint Venture, to which IGT and Anchor are partners, and Anchor filed an action in US District Court, District of Nevada against Acres Gaming, Inc. (Acres). The complaint alleges, among other things, infringement of certain secondary event patents owned by Anchor and licensed to the Joint Venture. In April 1999, Acres responded by filing an answer and counterclaim against the Joint Venture and Anchor. In addition, in April 1999, Acres filed an action in Oregon state circuit court against the Joint Venture and Anchor alleging wrongful use of Acres' intellectual property. The Oregon state circuit court action has been moved to the US District Court, District of Oregon, and has been stayed pending the outcome of the Nevada actions. Motions for summary judgment have been filed by the parties.

    GTECH
    In February 1999, GTECH Holdings Corporation filed a complaint for declaratory judgment, injunction, and violation of the Public Records Law against the State of Florida, Department of Lottery (Florida Lottery) and Automated Wagering International (AWI), an on-line lottery subsidiary of Anchor, in the Circuit Court, Second Judicial Circuit, in Leon County, Florida. The complaint requests the Circuit Court to declare the contract between AWI and the Florida Lottery void in the event the First District Court of Appeals of Florida upholds the Florida Lottery's decision to award the on-line lottery services contract to AWI. On July 22, 1999, the First District Court of Appeals affirmed the Florida Lottery's award of the contract to AWI. In March 1999, AWI and the Florida Lottery executed an amended contract.

    On January 28, 2000, the Florida Circuit Court determined that the amended contract materially differed from the Request for Proposal and declared the amended contract null and void. The Florida Lottery appealed on February 2, 2000, affecting an automatic stay of the Circuit Court's order. AWI appealed on February 10, 2000. On February 28, 2001, the Florida First District Court of Appeals affirmed the order of the Circuit Court. Both AWI and the Florida Lottery petitioned the Court of Appeals for a rehearing or certification of questions to the Florida Supreme Court. On July 17, 2001, the Court of Appeals granted these motions. Both AWI and the Florida Lottery have petitioned the Florida Supreme Court to consider the questions certified by the Court of Appeals and also to stay enforcement of the Order of the Circuit Court.

    AWI continues to provide its on-line gaming services and products to the Florida Lottery under the terms of the amended contract. Although we intend to vigorously defend and protect AWI's rights under the lottery agreement, we anticipate that AWI may need to renegotiate the Florida Lottery contract on terms that may be less favorable than under the original agreement.

    Liquidated Damages Under Lottery Contracts
    Liquidated damages are accrued when they are probable and can be reasonably estimated. Failure to perform under lottery contracts may result in substantial monetary damages. At June 30, 2001, our liability for liquidated damages primarily related to our on-line lottery contract with the state of Florida. AWI, our on-line lottery company, paid $4.5 million in July 2001 to the Florida State Lottery. At the end of March 2002, we had $1.3 million accrued for liquidated damages.

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

    During October 2001, we entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250.0 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70.0 million. The interest rate swap agreement qualifies for the "shortcut" method allowed under SFAS No. 133, which allows an assumption of no ineffectiveness in the hedging relationship. Instead, the fair value of the instrument is recorded as an asset or liability on our balance sheet, with an offsetting adjustment to the carrying value of the related debt. Accordingly, the balance of long-term debt has been reduced by $2.8 million and other long-term liabilities reflect the liability associated with the swap.

    During the current quarter we entered into a forward exchange contract to hedge a firm commitment in the amount of $61.2 million denominated in foreign currency for a Canadian lottery contract. The hedge has been designated as a fair value hedge and changes in the fair value of the derivative will flow through earnings.

    10.    Business Segments

    Anchor operates principally in three business segments: gaming machines, gaming operations, and gaming systems. The gaming machines segment consists of two business units: the Joint Venture and Anchor Games, which develops and distributes proprietary gaming machines to casinos in exchange for recurring revenue streams. Anchor Games and the Joint Venture activities are viewed as a single business segment because the nature of both product lines is the same. The same management group monitors all activities of our proprietary gaming segment, of which the Joint Venture is an integral part. Gaming operations are currently conducted through three business units: the Colorado Central Station Casino, the Colorado Grande Casino and a gaming machine route operation in Nevada. The Montana slot route assets were sold on September 28, 2001, and have been included in the gaming operations segment in the period ended March 31, 2001, and also for the first three months of fiscal 2002. We also surrendered our portion of the Pala management agreement effective during the quarter ended March 30, 2002.
    The gaming systems segment consists of three business units. These include AWI, an on-line lottery company; VLC, a company that provides gaming products to government-controlled gaming jurisdictions; and United Tote, a pari-mutuel wagering system company.

    Included in general corporate expenses for the three and nine months periods ended March 30, 2002 are charges of $10.2 million related to the closing of the merger with IGT. Included in loss from operations for the three and nine-month periods ended March 31, 2001 are impairment, restructuring and other charges of $2.8 million, $7.9 million and $117.5 million related to the gaming machines, gaming operations and gaming systems segments, as well as $255,000 related to corporate operations.

    The following tables present information on our operations by business segment for the current and comparable prior period.

                                                                Quarter Ended            Nine Months Ended
                                                            --------------------      -----------------------
                                                            March 30,   March 31,     March 30,     March 31,
                                                               2002       2001          2002          2001
    ---------------------------------------------------------------------------------------------------------
    (in thousands)
    Revenues and earnings of
       unconsolidated affiliates
          Gaming machines:
              Earnings of unconsolidated affiliates         $ 39,016    $  33,843     $ 111,462     $ 98,513
              Wholly-owned operations                         10,064       11,397        35,934       39,997
                                                            --------    ---------     ---------     --------
                  Total gaming machines                       49,080       45,240       147,396      138,510
          Gaming operations                                   29,762       35,073       106,620      124,423
          Gaming systems                                      59,350       43,145       152,250      128,668
          Intercompany revenues                                 (413)        (605)       (1,270)      (1,748)
                                                            --------    ---------     ---------     --------
                  Total revenues and earnings
                       of unconsolidated affiliates          137,779      122,853       404,996      389,853
                  Less earnings of
                       unconsolidated affiliates             (39,016)     (33,843)     (111,462)     (98,513)
                                                            --------    ---------     ---------     --------
                  Total Revenues                            $ 98,763    $  89,010     $ 293,534     $291,340
                                                            ========    =========     =========     ========


                                                                Quarter Ended            Nine Months Ended
                                                            ---------------------     -----------------------
                                                            March 30,   March 31,     March 30,     March 31,
                                                               2002       2001          2002          2001
    ---------------------------------------------------------------------------------------------------------
    (in thousands)
    Income (loss) from operations:
       Gaming machines:
          Earnings of unconsolidated affiliates             $ 39,016    $  33,843     $ 111,462     $ 98,513
          Wholly-owned operations                             (3,359)      (6,140)       (4,958)      (5,901)
                                                            --------    ---------     ---------     --------
               Total gaming machines                          35,657       27,703       106,504       92,612
       Gaming operations                                       2,326       (2,959)       20,511       10,573
       Gaming systems                                          6,980     (124,211)       12,207     (134,864)
       General corporate expenses                            (10,513)      (1,498)      (11,677)      (4,177)
                                                            --------    ---------     ---------     --------
                                                            $ 34,450    $(100,965)    $ 127,545     $(35,856)
                                                            ========    =========     =========     ========

                                                                        March 30,      June 30,
                                                                          2002           2001
    -------------------------------------------------------------------------------------------
    (in thousands)
    Identifiable segment assets:
       Gaming machines                                                 $  272,835     $ 140,549
       Gaming operations                                                  229,873       109,451
       Gaming systems                                                     177,220       126,221
       Corporate                                                           66,159        14,616
       Goodwill                                                           816,189        15,593
                                                                       ----------     ---------
         Total consolidated assets                                     $1,562,276     $ 406,430
                                                                       ==========     =========

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Critical Accounting Policies

    We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Accordingly, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the periods presented. Actual results may differ from these estimates. The significant accounting policies, which we believe are the most critical to fully understand and evaluate our reported financial results, include the following:

    Revenue Recognition

    Gaming Operations
    In accordance with industry practice, we recognize casino gaming revenues as the net win from casino operations, which is the difference between amounts wagered and payments made to casino players. Slot route revenue is recognized based on our share of coins wagered or on our share of net winnings. Revenues exclude the retail value of complimentary food and beverage furnished gratuitously to customers. Revenue is also reported net of cash rebates accrued to customers as part of the casino loyalty programs.

    Gaming Systems
    Revenue from the sale of gaming and systems equipment and related parts is recognized upon delivery to the customer. Revenue from sales of lottery, pari-mutuel and video gaming central site systems (including customized software and equipment) is recognized using the percentage of completion method of accounting for long-term construction type contracts where costs to complete the contract can reasonably be estimated. Prior to revenue recognition on system sales, costs incurred are applied against progress billings and recorded as a net accrued liability or other current asset as appropriate.

    Systems contract services revenues are recognized as the services are performed and primarily relate to revenues from long-term contracts which require installation and operation of lottery and pari-mutuel wagering networks. Revenues under these contracts are generally based on a percentage of sales volume, which may fluctuate over the lives of the contracts.

    Gaming Machines
    Gaming machine revenue consists primarily of recurring revenues related to the operation of proprietary games, and the lease and rental of gaming and video lottery machines. Revenue derived from royalty, revenue participation, or other similar short-term recurring revenue arrangements is recognized as it accrues. Revenue is normally recognized based on our share of coins wagered, on our share of net winnings, or on the lease rate. Also included in gaming machines is revenue related to the sale of gaming machines. Sales revenue is recognized upon delivery of the machines to the customer.

    Allowance for Doubtful Accounts and Notes Receivable
    Our management must estimate the uncollectibility of our accounts and notes receivables. We analyze historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of our allowance for doubtful accounts. We maintain an allowance for amounts deemed uncollectible.

    Inventory
    Inventories are stated at the lower of actual cost to purchase (first-in, first-out method) or the current estimated market value of the inventory. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements.

    Long-lived Assets, Goodwill and Intangible Assets
    We are applying the purchase method of accounting to the Anchor acquisition. IGT, with the assistance of valuation consultants, is in the process of evaluating the fair value and the lives of the assets acquired including identifiable intangible assets. The excess of the cost of the fair value of net tangible and identifiable intangible assets will be recorded as goodwill. Based on preliminary results, we allocated a value to identifiable intangible assets totaling $316.2 million related to patents, contracts, trademarks, developed technology, and in-process research and development. The fair value allocated to in-process research and development was expensed immediately. We also recorded goodwill of $816.2 million. The allocation of the purchase price and the lives of the assets acquired, and the resulting depreciation and amortization expense, are preliminary and may differ from the final purchase price allocation and the final lives assigned to the assets. Any changes in the fair value or lives assigned to amortizable or depreciable assets will impact the results of operations.

    We periodically evaluate long-lived assets and certain identifiable intangible assets including goodwill whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators which could trigger an impairment review include legal factors, market conditions and operational performance. This review is based upon our projections of anticipated future cash flows. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

    Income Taxes
    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our current taxes payable and the temporary differences between the tax bases of assets and liabilities and the amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carry forwards. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

    Overview of Acquisition

    On December 30, 2001, IGT completed the acquisition of Anchor pursuant to which Anchor became a wholly-owned subsidiary of International Game Technology. Our results of operations for the quarter ended March 30, 2002 include all material adjustments required under the purchase method of accounting. The results of operations for the nine months ended March 30, 2002 reflect the combination of the pre-merger period from July 1, 2001 to December 29, 2001 and the post-merger period from December 30, 2001 to March 30, 2002. Because the operating results for the post-merger period include push down accounting and are affected by purchase accounting adjustments, they are not directly comparable to the pre-merger results. In addition, finalization of the fair value adjustments could affect the results of operations in future periods.

    To conform to the quarterly periods used by IGT, we changed our quarter-end date to the Saturday closest to March 31 in the current quarter. Also, to conform to IGT's accounting policies, beginning in the current period, the Company has included depreciation on revenue generating assets in cost of sales. Prior periods presented have been reclassified. Included in cost of sales is depreciation expense of $5.4 million and $8.2 million for the quarters ended March 30, 2002 and March 31, 2001, and $17.5 million and $26.9 million for the nine month periods ended March 30, 2002 and March 31, 2001. The decreases in depreciation were offset by corresponding increases in costs of revenues. There was no effect on net income.

    Results of Operation

    Revenues and Gross Margins
    The following table sets forth the percentage of our revenues attributable to each of our operating segments during the three and nine month periods ended March 30, 2002 and March 31, 2001. The table also presents the gross margin of each of our operating segments for the same periods.


                                                      Quarter Ended               Nine Months Ended
                                                ------------------------      -------------------------
                                                March 30,      March 31,      March 30,       March 31,
                                                  2002           2001            2002          2001
    ---------------------------------------------------------------------------------------------------
    Sources of Revenues:
       Gaming operations                          29.9%          39.2%          36.1%           42.5%
       Gaming systems                             59.9           48.1           51.7            43.9
       Gaming machines                            10.2           12.7           12.2            13.6
                                                 ------         ------         ------          ------
          Total Revenues                         100.0%         100.0%         100.0%          100.0%
                                                 ======         ======         ======          ======
    Gross Margin:
       Gaming operations                          32.0%          32.5%          39.1%           32.9%
       Gaming systems                             36.1            9.1           34.6            14.5
       Gaming machines                            49.5           14.7           45.0            27.6
          Total consolidated gross margin         36.2%          19.0%          37.5%           24.1%

    Quarter Ended March 30, 2002 Compared to Quarter Ended March 31, 2001


    Net Income
    As a result of the factors discussed below, net income was $18.9 million for the quarter ended March 30, 2002.


    Income from Operations
    Income from operations was $34.5 million for the quarter ended March 30, 2002. Excluding the impairment, restructuring, merger and other charges of $10.2 million, income from operations increased $17.1 million from $27.5 million to $44.6 million, or 62%. The increase was primarily due to higher
    gaming systems revenues  and  increased   earnings  of   unconsolidated
    affiliates. These increases were partially offset by reduced gaming operations revenue due to the asset sales (see below) and increased amortization as a result of the merger. In addition, costs and expenses decreased.

    Gaming Operations
    Revenues for this segment were $29.6 million for the quarter ended March 30, 2002, a decrease of $5.2 million from $34.8 million for the same period in the prior year. The prior year quarter included the results of the Montana slot route and revenues related to fees associated with management, development and guaranty agreements with the Pala Band of Mission Indians (which were sold during the quarter ended March 30, 2002). Revenues in this segment increased $830,000 from $28.7 million to $29.5 million. This increase is primarily due to an increase in Nevada slot route revenues of $1.1 million. Colorado casinos' revenue decreased slightly compared to the prior year.

    Costs of gaming operations revenues were $20.1 million for the third quarter of fiscal 2002, a decrease of $3.4 million or 15% from $23.5 million in the third quarter of fiscal 2001. Excluding the Montana slot route operations and costs associated with the Pala agreements, cost of revenues in this segment increased $966,000, or 5%, from $19.1 million. The increase in cost of revenues primarily relates to incremental costs resulting from increased revenue in the Nevada slot routes. The gaming operations segment gross margin was consistent with the corresponding prior-year period.

    Gaming Systems
    Revenues for this segment were $59.1 million for the quarter ended March 30, 2002, an increase of $16.2 million from $42.8 million for the same period in the prior year. VLC revenue increased $13.4 million primarily from significant machine sales to Oregon and a Canadian jurisdiction. In addition, revenues at AWI increased $2.4 million. Of the increase at AWI, $1.6 million was related to domestic revenues and $802,000 related to increased international revenues. The AWI domestic revenue increase is a result of increased handle in several states primarily due to large multi-state jackpots. The increase in international revenue primarily relates to sales of terminals to Shanghai and China, partially offset by prior year sales to Switzerland. United Tote's pari-mutuel systems revenues increased $417,000 compared to the prior year.

    Costs of gaming systems revenues were $37.8 million for the third quarter of fiscal 2002, a decrease of $1.1 million from $38.9 million in the third quarter of fiscal 2001. VLC's cost of revenue increased $7.6 million due to higher incremental costs related to the increased sales discussed above. Included in AWI's domestic costs of revenues in the prior year is $4.2 million related to inventory write-downs and a provision for a contractual dispute. Excluding these items, AWI's cost of revenue decreased $4.6 million, of which $3.6 million related to domestic business and $1.0 million related to international business. The decrease in costs for domestic business was a result of decreases in several areas including labor, depreciation and inventory. Largely, these decreases resulted from the restructuring that took place at the end of the prior year quarter. Cost of revenues for United Tote increased $305,000 for the current period compared to the prior-year period.

    The gross margin increased from 9% during the quarter ended March 31, 2001 to 36% in the current period. The increase in gross margin is primarily due to the increased sales at VLC and increased revenue at AWI, as well as the liquidated damages and inventory write downs that occurred in the prior year.

    In April 2002 we announced the signing of a contract between VLC and Loto-Quebec. Under the terms of the contract, VLC will deliver 8,400 video lottery terminals to a wholly-owned subsidiary of Loto-Quebec. The estimated revenue over the duration of the contract is approximately $60.0 million. VLC anticipates the delivery of the terminals to begin during fiscal 2003.

    AWI's contract for the Minnesota lottery is scheduled to expire in August 2002 and subsequent to quarter-end, the Minnesota lottery commission awarded the contract to a competitor. Actual contract negotiations have not yet taken place and a formal contract with the successor is not yet in place. The Minnesota contract accounted for approximately $2.2 million of AWI's revenues for the quarter ending March 30, 2002 and $8.3 million of AWI's revenues for the nine-month period ended March 30, 2002.

    Gaming Machines
    Revenues for this segment were $10.1 million for the period ended March 31, 2002, a decrease of $1.2 million from $11.3 million for the same period in the prior year. The change consists of decreases in machine sales and service as well as decreases in token sales and royalties, partially offset by increased revenue related to stand-alone proprietary games. Costs of gaming machine revenues were $5.1 million for the third quarter of fiscal 2002, a decrease of $4.6 million compared to the third quarter of fiscal 2001, due primarily to a decrease in the proprietary games expenses as well as decreased machine sales costs and service costs. The decrease in proprietary games expense is largely due to reduced depreciation and machine removal costs, as well as fewer refurbishments of machines.

    The gaming machines segment gross margin increased to 50% during the quarter ended March 30, 2002 from 15% in the corresponding prior-year period primarily due to decreased costs in the stand-alone proprietary business.

    Earnings from unconsolidated affiliates increased $5.2 million or 15% from $33.8 million in the quarter ended March 30, 2002 compared to the quarter ended March 31, 2001. At March 30, 2002, there were approximately 16,300 games, primarily Wheel of Fortune(R) and Video Wheel of Fortune(R), operating within the Joint Venture, compared to approximately 15,400 games at March 31, 2001.

    Operating Expenses
    Selling, general and administrative (SG&A) expenses were $15.3 million for the quarter ended March 30, 2002, an increase of $696,000 or 5% from the quarter ended March 31, 2001. Included in SG&A for the current period is $1.2 million related to the amortization of stock compensation, compared to $399,000 in the prior year period. Excluding the stock related expenses and the operations that have been sold, SG&A increased $324,000. An increase of $1.0 million in the systems segment was partially offset by a decrease of $714,000 in the gaming machines segment. Corporate and gaming operations were consistent with the prior year period. Research and development (R&D) expenses were $3.3 million for the quarter ended March 30, 2002, an increase of $168,000 or 5% from the quarter ended March 31, 2001. Depreciation and amortization expense was $10.0 million for the quarter ended March 30, 2002, an increase of $5.3 million or 112% from the quarter ended March 31, 2001. Amortization increased $5.6 million due to the adjusting of intangible assets to fair value in conjunction with the IGT merger. Depreciation, after the reclassification discussed previously, decreased slightly compared to the prior year period.

    Other Income and Expense
    The $6.4 million decrease in other expense for the quarter ended March 30, 2002 as compared to the quarter ended March 31, 2001 is a result of decreased interest expense as well as increased investment income. Of the $5.5 million decrease in interest, $3.8 million is due to the payoff of the line of credit on December 31, 2001. The remaining decrease is due to the reduction of interest in the current year in connection with our interest rate swap as well as the amortization of a $27.5 million debt premium. The debt premium was a result of marking the bonds to fair value in conjunction with the IGT merger. The $975,000 increase in interest income is primarily due to interest on the Pala note, which did not exist in the prior year quarter.

    Nine Months Ended March 30, 2002 Compared to Nine Months Ended March 31,2001

    Net Income
    As a result of the factors discussed below, net income was $67.0 million for the nine months ended March 30, 2002.

    Income from Operations
    Income from operations was $127.5 million for the nine months ended March 30, 2002. Excluding the impairment, restructuring, merger and other charges, income from operations increased $45.1 million from $92.6 million to $137.7 million, or 49%. The increase was primarily due to higher gaming systems revenues and increased earnings of unconsolidated affiliates. In addition, costs and expenses decreased. These improvements were partially offset by a decrease in gaming operations revenue resulting from the sale of certain operations (see below).

    Gaming Operations
    Revenues for this segment were $106.0 million for the period ended March 30, 2002, a decrease of $17.8 million from $123.8 million for the same period in the prior year. Excluding Sunland Park Racetrack & Casinos, the Montana slot route operations and fees related to our management, development and guaranty agreements with the Pala Band of Mission Indians, revenues in this segment increased $1.2 million from $88.2 million to $89.4 million. This increase is primarily due to an increase of $858,000 related to the Nevada slot route business. Revenue at the Colorado casinos also increased slightly.

    Costs of gaming operations revenues were $64.5 million for the first nine months of fiscal 2002, a decrease of $18.6 million or 22% from $83.1 million in the first nine months of fiscal 2001. Excluding Sunland Park Racetrack & Casino and the Montana slot route operations, cost of revenues in this segment increased $2.7 million, or 5%, to $60.1 million from $57.4 million. Of the increase, $2.0 million relates to the Nevada slot route business.

    The gaming operations segment gross margin increased to 39% during the nine months ended March 30, 2002 from 33% in the corresponding prior-year period. The increase in gross margin is primarily due to revenue associated with the Pala agreements for the first six months of the current year, as well as the sales of the Sunland Park Racetrack & Casino and the Montana slot route assets. These two business units had lower gross margins than the other units in gaming operations.

    Gaming Systems
    Revenues for this segment were $151.6 million for the period ended March 30, 2002, an increase of $23.8 million, or 19%, from $127.8 million for the same period in the prior year. Of the increase, $7.1 million is due to an increase in AWI's domestic lottery revenues. The increase was primarily a result of the $295.0 million Power Ball(R) (Power Ball is a registered trademark of Multi-State Lottery Association) multi-state jackpot in August 2001. This jackpot was the second highest Power Ball(R) jackpot ever. We believe that the large August Power Ball(R) jackpot added approximately $5.8 million in revenue during the first quarter. Internationally, AWI revenue decreased slightly for the nine month period. Increased machine sales at VLC resulted in a $16.6 million increase in revenues for the nine months ended March 30, 2002, compared to the same period in the prior year. The increase occurred primarily in the second and third quarters in the current year from significant sales to Oregon and a Canadian jurisdiction. Revenues at United Tote were consistent compared to the prior year.

    Costs of gaming systems revenues were $99.3 million for the first nine months of fiscal 2002, a decrease of $10.0 million, or 9%, from $109.3 million in the first nine months of fiscal 2001. A decrease of $17.8 million at AWI was partially offset by an increase of $7.8 million at VLC. Included in AWI prior year costs are $4.2 million related to inventory write-downs and a provision for a contractual dispute. Excluding these charges, costs at AWI decreased $13.6 million, $8.4 million in domestic costs and $5.2 million related to international business. The decrease in costs for was a result of decreases in several areas including labor, depreciation and inventory. Largely, these decreases resulted from the restructuring that took place at the end of the prior year quarter. VLC's cost of revenues increased due to the sales discussed above. Costs of sales at United Tote were consistent with the prior year period.

    The gross margin increased from 15% during the nine months ended March 31, 2001 to 35% in the current period. The increase is primarily attributable to the increase in domestic revenue at AWI and increased revenue at VLC, as well as the decrease in costs of revenue, both domestic and internationally, at AWI.

    In April 2002 we announced the signing of a contract between VLC and Loto-Quebec. Under the terms of the contract VLC will deliver 8,400 video lottery terminals to a wholly-owned subsidiary of Loto-Quebec. The estimated revenue over the duration of the contract is approximately $60.0 million. VLC anticipates the delivery of the terminals to begin during fiscal 2003.

    AWI's contract for the Minnesota lottery is scheduled to expire in August 2002 and subsequent to quarter-end, the Minnesota lottery commission awarded the contract to a competitor. Actual contract negotiations have not yet taken place and a formal contract with the successor is not yet in place. The Minnesota contract accounted for approximately $2.2 million of AWI's revenues for the quarter ending March 30, 2002 and $8.3 million of AWI's revenues for the nine-month period ended March 30, 2002.

    Gaming Machines
    Revenues for this segment were $35.9 million for the nine months ended March 30, 2002, a decrease of $3.8 million, or 10%, from $39.7 million for the same period in the prior year. Of the decrease, $3.7 million relates to casino sales and service. An increase in our stand-alone proprietary games revenue was offset by decreased royalties.

    Costs of gaming machine revenues were $19.8 million for the nine months ended March 30, 2002, a decrease of $9.0 million compared to the same period in fiscal 2001. Of the decrease, $2.0 million related to casino sales and service and the remainder related to our stand-alone proprietary games. The decrease is largely due to lower depreciation and machine removal costs as well as fewer refurbishments of machines. The gaming machines segment gross margin increased to 45% during the nine months ended March 30, 2002 from 28% in the corresponding prior-year period primarily due to decreased expenses, as well as decreased casino sales which traditionally has a lower gross margin than our stand-alone proprietary business.

    Earnings from unconsolidated affiliates increased $13.0 million or 13% from $98.5 million in the nine months ended March 30, 2002, to $111.5 million in the first nine months of fiscal 2002. At March 30, 2002, there were approximately 16,300 games, primarily Wheel of Fortune(R) and Video Wheel of Fortune(R), operating within the Joint Venture, compared to approximately 15,400 games at March 31, 2001.

    Operating Expenses
    SG&A expenses were $49.3 million for the nine months ended March 30, 2002, an increase of $1.0 million or 2% from the nine months ended March 31, 2001. Included in SG&A during the current year is $1.9 million of stock compensation expense, $1.9 million of expenses related to the merger, and $500,000 of charitable donations. Included in SG&A in the prior-year period is $2.2 million of compensation expense primarily due to the immediate vesting of a portion of a restricted stock grant. Also included in the prior-year period and for a portion of the current-year period is SG&A related to Sunland Park Racetrack & Casino and Montana slot route operations.

    Excluding the items noted above and excluding the operations that have been sold, SG&A increased $1.6 million. Corporate and the gaming systems segment increased $946,000 and $489,000. The remaining segments increased slightly.

    The $4.9 million increase in bad debt expense during the current period is primarily related to receivables associated with Argentina and other South American markets. In addition, bad debt expense in the gaming machines segment increased $927,000.

    R&D expenses were $9.4 million for the nine months ended March 30, 2002, a decrease of $775,000 or 8% from the nine months ended March 31, 2001. The decrease is primarily a result of reduced R&D expenses in the gaming systems segment.

    Depreciation and amortization expense was $18.2 million for the nine months ended March 30, 2002, an increase of $1.5 million or 9% from the nine months ended March 31, 2001. The increase in depreciation and amortization expense over the nine months ended March 31, 2001 is due to amortization of intangible assets recorded in conjunction with the IGT merger, partially offset by reduced amortization and depreciation on disposed operations.

    Other Income and Expense
    The $518,000 increase in other expense for the nine months ended March 30, 2002 as compared to the nine months ended March 31, 2001 is attributable to several factors, including the effect of an $8.1 million gain on the sale of racetrack assets in the prior year, partially offset by a $2.0 million gain recognized in the current year related to the sale of the Montana slot route assets. Largely offsetting this unfavorable variance is a $4.5 million decrease in interest expense and increased interest income.

    The decrease in interest expense is primarily attributable to the payoff of the company's line of credit on December 31, 2001 in conjunction with the merger. In addition, for the six months prior to the merger the interest on the line of credit was lower due to a lower balance and lower interest rates. Total interest on the line of credit during the nine month period decreased $8.8 million compared to the prior year period. Interest on the 9.875% bonds payable during the current nine month period increased $6.1 million compared to the prior year period. The bonds were issued in October 2000 and were not outstanding for the entire prior year period. Included in bond interest expense in the current year period, is three months of amortization of premium on the bonds payable. A premium of $27.5 million was recorded in conjunction of the merger and will be amortized over the remaining life of the bonds. Other factors resulting in a favorable variance in interest expense include an interest rate swap entered into in October 2001, which decreased interest $854,000, and $1.0 million of interest recorded in the prior year related to a note recorded in conjunction with the repurchase of treasury shares. The $797,000 increase in interest income is primarily due to interest on the Pala note, which did not exist in the prior fiscal period.

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

    Financial Condition, Liquidity and Capital Resources

    Capital Resources
    At March 30, 2002, we had $48.2 million in cash and cash equivalents and $53.5 million in working capital compared with cash and equivalents at June 30, 2001 of $24.1 million and working capital of $27.9 million. All borrowings under our senior unsecured reducing revolving credit facility were paid on December 31, 2001 in conjunction with our merger with IGT. At December 29, 2001, the balance of this facility was $89.5 million. The facility was canceled on December 31, 2001.

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

    Operating Activities
    During the nine months ended March 30, 2002, operating activities provided $135.5 million in cash flows on $67.0 million in net income, compared with $82.4 million in cash flows on a loss of $70.3 million during the nine months ended March 31, 2001. Net income in the nine months ended March 30, 2002 included net non-cash expenses and gains (including depreciation and amortization) of approximately $49.9 million compared with non-cash expenses in the nine months ended March 31, 2001 of approximately $166.1 million. The prior-year non-cash expenses include $122.2 million in non-cash impairment and restructuring charges. Also in the nine months ended March 30, 2002, we had cash distributions in excess of earnings in the Joint Venture of $14.7 million, compared to earnings greater than cash distributions in the same nine month period in 2001 of $5.1 million. During the nine months ended March 30, 2002, changes in working capital resulted in a net cash inflow of $3.9 million compared to a net cash outflow of $8.2 million in the same period of the prior year.

    Investing and Financing Activities
    During the nine months ended March 30, 2002, cash outflows for investing activities of $57.0 million were primarily a result of transferring excess cash to Anchor's parent company, IGT. Additionally, capital expenditures during this period were $19.1 million, of which $11.1 million relates to the gaming machines segment, $3.2 million relates to the gaming operations segment and $4.7 million relates to the gaming systems segment. The remaining capital expenditures were for general corporate purposes. A $4.5 million cash receipt from minority shareholders of one of our consolidated subsidiaries was offset by a note receivable in the same amount, issued by the same subsidiary. Additionally, $19.5 million was received in conjunction with the sale of assets, primarily the Pala contracts and Montana slot route assets.

    Credit Facilities and Indebtedness
    All borrowings under our senior unsecured reducing revolving credit facility were paid on December 31, 2001, in conjunction with our merger with IGT. At December 29, 2001, the balance of this facility was $89.5 million. The facility was canceled on December 31, 2001. In April 2002, we purchased $25.0 million of our 9.875% bonds payable on the open market for $27.9 million.

    Financial Condition
                                               March 30, 2002    June 30, 2001
    ---------------------------------------------------------------------------
    (Amounts in thousands)
    Total assets                                $  1,562,276     $   406,430
    Total liabilities and minority interest          466,773         476,985
    Total stockholders' equity (deficiency)        1,095,503         (70,555)

    The change in total assets is primarily due to fair value adjustments in conjunction with the merger. Other significant changes include a $62.1 million note receivable from Pala, related to the surrender of our management and guaranty contracts. The assets sold were valued at $77.0 million in the post acquisition balance sheet. Also, included in total assets at March 30, 2002 is a receivable from IGT of $60.0 million. As the Company has generated cash in excess of operating needs, this cash has been loaned to IGT, subject to compliance with debt covenants.

    Total liabilities at March 30, 2002 decreased $19.8 million primarily related to the pay down of the line of credit, offset by an increase in the allocated value of the bonds in the purchase accounting adjustments and timing related to the payment of miscellaneous accruals.

    Total stockholders' equity, after giving effect to the IGT merger, reflected the aggregate purchase price paid by IGT excluding transaction costs. Increases subsequent to the merger are related to additional capital contributions from IGT and earnings.

    Liquidated Damages Under On-line Lottery Contracts
    Our lottery contracts typically permit termination of the contract by the lottery authority at any time for our failure to perform or for other specified reasons and generally contain demanding implementation and performance schedules. Failure to perform under such contracts may result in substantial monetary liquidated damages, as well as contract termination. Many of our lottery contracts also permit the lottery authority to terminate the contract at will and do not specify the compensation, if any, to which we would be entitled should such termination occur. Some of our United States lottery contracts have contained provisions for up to $1.0 million a day in liquidated damages for late system start-up and have provided for up to $15,000 per minute or more in penalties for system downtime in excess of a stipulated grace period. Some of our international customers similarly reserve the right to assess monetary damages in the event of contract termination or breach. Although such liquidated damages provisions are customary in the lottery industry and the actual liquidated damages imposed are generally subject to negotiation, such provisions in our lottery contracts present an ongoing potential for substantial expense. In July 2001, we reached an agreement with the Florida State Lottery and settled all outstanding issues related to liquidated damages associated with the system conversion. In conjunction with this settlement, AWI paid $4.5 million in July 2001 to the Florida State Lottery. Our lottery contracts generally require us to post a performance bond, which in some cases may be substantial, securing our performance under such contracts. At the end of March 2002, we had $1.3 million accrued for liquidated damages.

    Recently Issued Accounting Standards
    During the quarter ended March 31, 2001, we adopted Emerging Issues Task Force No. 00-22, Accounting for "Points" and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future. The standard requires that we recognize the estimated cost associated with our customer cash rebate loyalty programs as a reduction of revenue. We had previously accounted for these amounts in costs of revenues in gaming operations. Prior periods presented have been restated. As a result of the adoption of this standard, we reduced revenues $1.7 million for both the quarters ended March 30, 2002 and March 31, 2001, and $5.5 million and $5.4 million for the nine month periods ended March 30, 2002 and March 31, 2001. The decreases in revenues were offset by corresponding decreases in costs of revenues. There was no effect on net income.

    In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business

    Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the purchase method of accounting to used for all business combinations initiated after June 30, 2001 and prohibits the pooling of interest method. SFAS 142 changes the accounting for goodwill and indefinite lived assets from an amortization method to an impairment-only approach. As a result of the merger, our goodwill and intangible assets were adjusted to fair value and became immediately subject to SFAS No. 142.

    In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees. This statement is effective for our 2003 fiscal year and early adoption is permitted. We have not yet determined the impact of SFAS No. 143 on our financial position and results of operations.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for our 2003 fiscal year, but early adoption is permitted. We have not yet completed our analysis of the impact that SFAS No. 144 will have on our financial condition or results of operations.

    In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extra ordinary item, net of related income tax effect, on the statement of operations. SFAS No. 145 requires all gain and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (APB) Opinion 30. This statement is effective for our 2003 fiscal year and early adoption is permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 shall be reclassified. We have not yet completed our analysis of the impact of SFAS No. 145 on our financial condition or results of operations.

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

    Specific risks and uncertainties of which you should be aware include, but are not limited to, the following:

    Our business is dependent on the gaming industry and would be adversely
    -----------------------------------------------------------------------
    affected by adverse changes in the gaming industry including:
    -------------------------------------------------------------
o a decline in demand for our gaming products or reduction in the growth rate of new and existing markets;
o reduced levels of gaming play on our gaming systems or customer demand for our gaming machines as a result of declines in travel activity or customer capital expenditures after the terrorist attacks of September 11, 2001;
     we can not predict what impact the terrorist attacks of September 11, 2001 may have going forward on gaming play and customer demand for our gaming machines but reduced levels of gaming play or customer capital expenditures will adversely impact results of operations;
o    competitive pressures relating to our proprietary games; and
o    a decline in public acceptance of gaming.

     Our business is vulnerable to changing economic conditions, including:
     ----------------------------------------------------------------------
o    unfavorable changes in economic conditions;
o    political or economic instability in international markets;
o changes in interest rates causing a reduction of investment income or in the value of market interest rate sensitive investments; and
o    fluctuations in foreign exchange rates, tariffs and other trade barriers.

     Our business is subject to regulatory risks, including:
     -------------------------------------------------------
o    unfavorable public referendums or anti-gaming legislation;
o unfavorable legislation affecting or directed at manufacturers or operators of gaming products and systems;
o adverse changes in or findings of non-compliance with applicable governmental gaming regulations;
o    delays in approvals from regulatory agencies;
o a limitation, conditioning, suspension or revocation of any of our gaming licenses; and
o unfavorable determinations or challenges of suitability by gaming regulatory authorities with respect to our officers, directors or key employees.

     Our intellectual property rights are subject to risks, including:
     -----------------------------------------------------------------
o the potential for there to be an inability to obtain and maintain patents and copyrights to protect our newly developed games and technology;
o competitors' infringement upon Anchor's existing trademarks, patents and copyrights; and
o approval of competitors' patent applications that may restrict our ability to compete effectively.

     Our business operations are subject to other risks, including:
     --------------------------------------------------------------
o reduced lottery sales in lottery jurisdictions where AWI has lottery contracts;
o    our ability to renew existing lottery contracts;
o    competition in Colorado that could adversely affect our Colorado casinos;
o    the loss or retirement of our key executives or other key employees;
o    the loss of lessees on sublet properties no longer used in our operations;
o discovery of facts with respect to legal actions pending against Anchor not presently known to Anchor or determinations by judges, juries or other finders of fact which do not accord with Anchor's evaluation of the possible liability or outcome of existing litigation;
o an inability to generate sufficient cash flow to service debt obligations for senior notes;
o our inability to meet implementation and performance schedules per our lottery contracts;
o our lottery business could subject us to significant liquidated damages claims, which would adversely effect our operating results;
o an inability to comply with debt covenant restrictions, which may trigger payment acceleration provisions; and
o increased costs due to reliance on third-party suppliers and contract manufactures.

     Our merger with IGT exposed us to additional risks that may affect our
     ----------------------------------------------------------------------
     combined operations, including the following:
     ---------------------------------------------
o any unfavorable change in IGT's or Anchor's relationship with third parties resulting from the merger may reduce our post-merger profits;
o our success depends in part on our ability to retain key personnel after the merger; and
o the accounting treatment of the merger will result in future non-cash charges to our operations.

    Item 3.       Quantitative and Qualitative Factors about Market Risk

    Market Risk
    Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt and our investment in the Joint Venture.

    Interest Rate Risk
    To reduce the risks of changing interest rates, we selectively use hedging instruments. We attempt to limit our exposure to interest rate risk by managing the mix of our fixed rate and floating rate borrowings. During October 2001, we entered into an interest rate swap agreement designated as a fair value hedge of a portion of our $250.0 million principal amount of fixed rate debt due in 2008. Under the terms of this agreement, we will make payments based on a specific spread over six-month LIBOR, and receive payments equal to the interest rate on the fixed rate debt. The notional value of the swap is $70.0 million and the estimated fair value of the liability is $2.8 million.

    The profitability of our investment in the Joint Venture is also affected by changes in interest rates. The Joint Venture records expenses for future jackpots based on current rates for government securities and bank debt instruments of varying maturities, which are used to fund liabilities to winners. As interest rates decline, our equity in the earnings of the Joint Venture also decline. A 10% decline in interest rates would have impacted the earnings of the Joint Venture by $1.5 million in the three months ended March 30, 2002.

    Our outstanding Senior Subordinated Notes carry interest at fixed rates. If interest rates increased by 10%, the fair market value of these notes would have decreased approximately $10.1 million at March 30, 2002 and decreased $11.7 million at June 30, 2001.

    Foreign Currency Risk
    We may use forward exchange contracts to hedge our net exposure, by currency, related to the non-functional currency monetary assets and liabilities of our operations. The primary business objective of this hedging program is to minimize the impact to our earnings resulting from exchange rate changes. At March 30, 2002 we had net foreign currency exposures of $6.3 million which were not hedged. In addition, we may enter into forward exchange contracts to establish with certainty the US dollar amount of future firm commitments denominated in a foreign currency. During the current quarter we entered into a forward exchange contract to hedge a firm commitment in the amount of $61.2 million denominated in foreign currency for a Canadian lottery contract. The hedge has been designated a fair value hedge.

                           Part II - Other Information

    Item 1.  Legal Proceedings

    For a description of our legal proceedings, see Note 9 of Notes to Condensed Consolidated Financial Statements, which is incorporated by reference in response to this item.

    Item 2.  Changes in Securities

      None.

    Item 3.  Defaults Upon Senior Securities

      None.

    Item 4.  Submission of Matters to a Vote of Security Holders

    None

    Item 5.  Other Information

      None.

    Item 6.  Exhibits and Reports on Form 8-K

      (a)      Exhibits

      (b)      Reports on Form 8-K
                  Current Report on Form 8-K dated December 26, 2001 announcing we had entered into an agreement with the Pala Band of Mission Indians and Jerome H. Turk.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: May 14, 2002

                                  ANCHOR GAMING
                                  (Registrant)


                              By: /s/ Thomas J. Matthews
                                  ------------------------------------------
                                  Thomas J. Matthews
                                  Chief Executive Officer
                                  and President